Form 10-Q
period 1998-09-30
JONES INTERNATIONAL NETWORKS LTD /CO/
filed 1998-12-15
CIK 1067465

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998.
[_]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from           to           .


                       Commission File Number 333-62077

                      Jones International Networks, Ltd.
               Exact name of registrant as specified in charter



Colorado                                                             #84-1250515
State of organization                                      I.R.S. employer I.D.#


   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
                     Address of principal executive office

                                (303) 792-3111
                         Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes                                                              No  X


Shares outstanding of each of the registrant's classes of Common Stock, as of December 11, 1998.

        4,290,714        Class A Common Stock, $.01 par value per share
        1,785,120        Class B Common Stock, $.01 par value per share

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                                     INDEX

                                                                                                       PAGE
                                                                                                       ----
PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements
  Jones International Networks, Ltd.:
    Unaudited Consolidated Statements of Financial Position
     as of December 31, 1997 and September 30, 1998....................................................  2

    Unaudited Consolidated Statements of Operations....................................................  4
     for the Three and Nine Months Ended September 30, 1997 and 1998

    Unaudited Consolidated Statements of Cash Flows
     for the Nine Months Ended September 30, 1997 and 1998.............................................  5

    Notes to Unaudited Consolidated Financial Statements...............................................  6

  Jones/Owens Radio Programming, LLC:
    Unaudited Statements of Financial Position
     as of December 31, 1997 and September 30, 1998.................................................... 19

    Unaudited Statements of Operations
     for the Three and Nine Months Ended September 30, 1997 and 1998................................... 20

    Unaudited Statements of Cash Flows
     for the Nine Months Ended September 30, 1997 and 1998............................................. 21

    Notes to Unaudited Financial Statements............................................................ 22

 Item 2. Management's Discussion and Analysis
     of Financial Condition and Results of Operations.................................................. 24

PART II. OTHER INFORMATION

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.................................... 33
 Item 5. Other Materially Important Events............................................................. 33
 Item 6. Exhibits and Reports on Form 8-K.............................................................. 33

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                    ASSETS

                                                            DECEMBER 31,  SEPTEMBER 30,
                                                               1997           1998
                                                            ------------  -------------
CURRENT ASSETS:
Cash and cash equivalents.................................  $  3,717,169  $  12,499,209
Restricted cash (Note 1)..................................            --     10,000,000
Available for sale securities (Note 1)....................            --      2,181,020
Accounts receivable, net of allowance
 for doubtful accounts of $157,405 and
 $535,513, respectively...................................     1,454,763     10,562,411
Receivables from affiliates...............................            --        201,993
Prepaid expenses..........................................        54,870        228,705
Deferred commissions, current.............................       222,302        259,410
Interest receivable.......................................            --         42,385
Other current assets......................................       263,267          8,242
                                                            ------------  -------------
       Total current assets...............................     5,712,371     35,983,375
                                                            ------------  -------------

PROPERTY, PLANT AND EQUIPMENT:
Land......................................................     1,395,592      1,395,592
Building..................................................     2,321,463      2,321,463
Satellite transponders....................................    35,010,454     35,680,188
Furniture, fixtures and equipment.........................    10,457,665     12,151,122
Leasehold improvements....................................       374,643        703,843
                                                            ------------  -------------
       Total property, plant and
        equipment.........................................    49,559,817     52,252,208
Less accumulated depreciation and
 amortization.............................................   (20,784,095)   (24,422,308)
                                                            ------------  -------------
       Net property, plant and equipment..................    28,775,722     27,829,900
                                                            ------------  -------------

OTHER ASSETS:
Goodwill, net of accumulated amortization of
 $171,795 and $472,732, respectively......................     3,125,567     33,040,430
Other intangible assets, net of accumulated
 amortization of $733,428 and $925,421,
 respectively.............................................     1,063,888      2,073,761
Subscriber incentive payments, net of
 accumulated amortization of $0 and $152,767,
 respectively.............................................            --      2,689,081
Investment in programming, net of accumulated
 amortization of $0 and $65,149, respectively.............            --      2,153,490
Investment in affiliates..................................       577,264        260,601
Income tax benefit receivable from Jones
 International, Ltd.......................................     1,342,111      1,363,551
Capitalized loan fees (Note 8)............................        50,000             --
Deferred commissions, long-term...........................       478,676        444,207
Debt offering costs, net of accumulated amortization
 of $0 and $120,050, respectively.........................       174,744      4,764,843
Other assets..............................................        57,785        369,451
                                                            ------------  -------------
       Total other assets.................................     6,870,035     47,159,415
                                                            ------------  -------------

       Total assets.......................................  $ 41,358,128  $ 110,972,690
                                                            ============  =============


  The accompanying notes to these unaudited consolidated financial statements are an integral part of these unaudited consolidated financial statements.

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                            DECEMBER 31,   SEPTEMBER 30,
                                                               1997           1998
                                                           -------------  -------------
CURRENT LIABILITIES:
Accounts payable--trade................................... $   1,438,602  $   2,922,908
Producers' fees payable...................................            --      5,516,023
Subscriber incentive payments payable.....................            --      1,712,404
Accrued liabilities.......................................     1,300,516      1,654,977
Accounts payable--Jones International, Ltd................     9,814,874      2,519,926
Accrued interest..........................................        53,619      2,643,750
Deferred revenues.........................................        13,554        592,406
Capital lease obligations (Note 6)........................     2,422,022             --
                                                           -------------  -------------
       Total current liabilities..........................    15,043,187     17,562,394
                                                           -------------  -------------

LONG-TERM LIABILITIES:
Customer deposits and deferred revenues...................        38,532        366,417
Capital lease obligation, net of
 current portion (Note 6).................................    26,335,186             --
Long-term debt--affiliated entities
 (Note 7).................................................    16,554,500             --
Senior secured notes (Note 6).............................            --     100,000,000
                                                           -------------  --------------
       Total long-term liabilities........................    42,928,218     100,366,417
                                                           -------------  --------------

MINORITY INTERESTS IN
      CONSOLIDATED SUBSIDIARIES...........................     1,593,168         556,983
                                                           -------------  --------------

COMMITMENTS AND CONTINGENCIES (Note 10)

COMMON STOCK SUBJECT TO PUT, Class A Common Stock,
  $.01 par value: 101,124 shares issued and outstanding,
  respectively (Note 10)..................................            --       1,213,488

SHAREHOLDERS' DEFICIT:
Class A Common Stock, $.01 par value: 50,000,000 shares
  authorized; 2,980,953 and 4,189,590 shares issued
  and outstanding, respectively...........................        29,810          41,896
Class B Common Stock, $.01 par value: 1,785,120 shares
  authorized, issued and outstanding......................        17,851          17,851
Additional paid-in capital................................     9,143,375      27,261,829
Accumulated other comprehensive income (Note 4)...........            --          16,898
Accumulated deficit.......................................   (27,397,481)    (36,065,066)
                                                           -------------  --------------
       Total shareholders' deficit........................   (18,206,445)     (8,726,592)
                                                           -------------  --------------
       Total liabilities and shareholders' deficit........ $  41,358,128  $  110,972,690
                                                           =============  ==============

  The accompanying notes to these unaudited consolidated financial statements are an integral part of these unaudited consolidated financial statements.

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                             FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                              ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                          ---------------------------  --------------------------------
                                              1997          1998           1997               1998
                                          ------------  -------------  -------------  -----------------
REVENUES:
 Radio programming....................... $  2,749,834  $   2,883,794  $   7,839,507  $       6,622,987
 Radio advertising representation........           --      2,362,091             --          2,362,091
 Television programming
         Non-affiliated entities.........    3,486,963      3,868,134      6,813,609         11,168,280
         Affiliated entities (Note 2)....      251,241        259,110        822,961            823,526
                                          ------------  -------------  -------------  -----------------
           Total television programming..    3,738,204      4,127,244      7,636,570         11,991,806
 Satellite delivery and production support
         Non-affiliated entities.........      780,000        678,193      2,340,000            678,193
         Affiliated entities (Note 2)....      920,782      1,103,440      3,279,177          3,309,854
                                          ------------  -------------  -------------  -----------------
         Total satellite delivery and
          production support.............    1,700,782      1,781,633      5,619,177          3,988,047
                                          ------------  -------------  -------------  -----------------
         Total revenues..................    8,188,820     11,154,762     21,095,254         24,964,931
                                          ------------  -------------  -------------  -----------------
OPERATING EXPENSES:
 Radio programming.......................    1,543,434      2,129,965      4,347,035          5,468,660
 Radio advertising representation........           --        481,914             --            481,914
 Television programming
         Non-affiliated entities.........    2,711,323      2,347,855      3,479,761          5,675,572
         Affiliated entities (Note 2)....      118,232      1,243,802      2,355,627          4,742,764
                                          ------------  -------------  -------------  -----------------
           Total television programming..    2,829,555      3,591,657      5,835,388         10,418,336
 Satellite delivery and production
  support (Note 2).......................    1,169,022      1,391,719      3,774,157          3,790,908
 Selling and marketing...................      867,890      1,325,074      2,134,428          3,072,305
 General and administrative (Note 2).....    1,084,745      1,959,673      2,947,479          4,052,370
                                          ------------  -------------  -------------  -----------------
           Total operating expenses......    7,494,646     10,880,002     19,038,487         27,284,493
                                          ------------  -------------  -------------  -----------------
OPERATING INCOME (LOSS)..................      694,174        274,760      2,056,767         (2,319,562)
                                          ------------  -------------  -------------  -----------------
OTHER (INCOME) EXPENSE:
 Interest expense (Note 2)...............    1,450,502      3,166,559      4,317,527          5,806,819
 Interest income.........................      (19,569)      (338,572)       (41,804)          (437,597)
 Write-off of deferred offering costs....           --             --        938,000                 --
 Equity in (income) loss of subsidiaries       (78,107)        72,664       (364,841)              (337)
 Other expense (Note 8)..................       70,625        663,198         70,625            926,963
                                          ------------  -------------  -------------  -----------------
           Total other expense, net......    1,423,451      3,563,849      4,919,507          6,295,848
                                          ------------  -------------  -------------  -----------------
LOSS BEFORE INCOME TAXES
 AND MINORITY INTERESTS..................     (729,277)    (3,289,089)    (2,862,740)        (8,615,410)
 Income tax provision (benefit)..........           --       (252,625)      (355,548)            14,950
                                          ------------  -------------  -------------  -----------------
LOSS BEFORE MINORITY INTERESTS...........     (729,277)    (3,036,464)    (2,507,192)        (8,630,360)
 Minority interests in net income (loss)
 of consolidated subsidiaries............       43,434        (31,752)       461,286             37,225
                                          ------------  -------------  -------------  -----------------
NET LOSS................................. $   (772,711) $  (3,004,712) $  (2,968,478) $      (8,667,585)
                                          ============  =============  =============  =================

ADJUSTMENTS TO ARRIVE AT COMPREHENSIVE
 LOSS                                               --         16,898             --             16,898
                                          ------------  -------------  -------------  -----------------
COMPREHENSIVE LOSS....................... $   (772,711) $  (2,987,814) $  (2,968,478) $      (8,650,687)
                                          ============  =============  =============  =================

LOSS PER COMMON SHARE.................... $      (0.18) $       (0.57) $       (0.69) $           (1.75)
                                          ============  =============  =============  =================
LOSS PER COMMON SHARE--assuming
 dilution ............................... $      (0.18) $       (0.57) $       (0.69) $           (1.75)
                                          ============  =============  =============  =================
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING.............................    4,366,073      5,317,182      4,278,573          4,949,776
                                          ============  =============  =============  =================

  The accompanying notes to these unaudited consolidated financial statements are an integral part of these unaudited consolidated financial statements.

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                  -----------------------------------
                                                         1997               1998
                                                  ------------------  ---------------
        CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss............................. $(2,968,478)         $ (8,667,585)
          Adjustment to reconcile net
           loss to net cash provided by
           (used in)
           operating activities:
           Depreciation and amortization.......   3,877,946             4,484,275
           Equity in income of
            subsidiaries.......................    (364,841)                 (337)
           Distributions received..............          --               350,000
           Write-off of deferred
            offering costs.....................     938,000                    --
           Write-off of capitalized
            loan fees..........................          --               569,647
           Minority interest in net loss.......     461,286                37,225
           Loss on sale of equipment...........      36,579                 2,145
           Net change in assets and
            liabilities:
            Increase in receivables............    (853,271)           (2,861,984)
            Decrease (increase) in
             receivables from affiliates.......     803,162              (223,433)
            Decrease in prepaid
              expenses and other
              current assets...................     577,283               331,386
            Decrease (increase) in
             deferred commissions..............      33,600                (2,639)
            Increase in deferred
             offering costs....................    (494,696)                   --
            Increase in other assets...........    (325,965)             (303,856)
            Increase in accounts payable.......     960,380             1,484,306
            Increase in producer's fees
             payable...........................          --             1,637,321
            Increase (decrease) in
             accounts payable to Jones
             International.....................   2,888,890            (7,294,948)
            Increase (decrease) in
             accrued interest..................    (215,524)            2,590,131
            Increase in deferred
             revenues..........................     254,500               578,885
            Increase (decrease) in
             accrued and other
             liabilities.......................   1,798,530              (455,220)
            Increase (decrease) in
             customer deposits.................    (803,899)              207,479
                                                -----------          ------------
            Net cash provided by (used
             in) operating activities..........   6,603,482             7,537,202
                                                -----------          ------------

        CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property, plant
           and equipment.......................  (1,156,805)           (1,915,756)
          Purchase of investments..............          --            (2,164,122)
          Restricted cash (Note 1).............          --           (10,000,000)
          Sale of property, plant and
           equipment...........................     261,975                43,196
          Subscriber incentive payments........          --            (1,129,444)
          Purchases of intangible
           assets and programming..............     (51,110)             (199,719)
          Purchase of MediaAmerica,
           Inc. (Note 9).......................         --            (26,700,000)
                                                -----------          ------------
            Net cash used in investing
             activities........................    (945,940)          (42,065,845)
                                                -----------          ------------

        CASH FLOWS FROM FINANCING ACTIVITIES:
          Increase in debt offering
           costs...............................          --            (4,710,149)
          Increase in capitalized loan
           fees................................     (50,000)             (519,646)
          Repayment of borrowings (Note
           7)..................................          --            (6,554,500)
          Repayment of capital lease
           obligations (Note 6)................  (1,432,942)          (28,757,208)
          Proceeds from issuance of
           senior secured notes (Note 6).......          --           100,000,000
          Distributions paid to
           minority interests..................          --            (1,073,410)
                                                -----------          ------------
            Net cash provided by (used
             in) financing activities..........  (1,482,942)           58,385,087
                                                -----------          ------------

        INCREASE IN CASH AND CASH EQUIVALENTS..   4,174,600             8,782,040
        CASH AND CASH EQUIVALENTS, BEGINNING OF
         PERIOD................................       3,892             3,717,169
                                                -----------          ------------

        CASH AND CASH EQUIVALENTS, END OF
         PERIOD................................ $ 4,178,492          $ 12,499,209
                                                ===========          ============

        SUPPLEMENTAL CASH FLOW DISCLOSURES:
            Interest paid...................... $ 4,316,161          $  3,216,688
                                                ===========          ============
            Income tax benefit................. $   461,286          $     37,225
                                                ===========          ============

        SUPPLEMENTAL NON-CASH DISCLOSURES:
            Goodwill........................... $ 3,036,923          $         --
                                                ===========          ============
            Conversion of Jones Global
            Group note to Class A common
            Stock.............................. $ 6,000,000          $ 10,000,000
                                                ===========          ============
            Issuance of Class A common
             stock for GAC equity
             agreements........................ $        --          $  1,213,488
                                                ===========          ============
            Issuance of Class A common
             stock for the acquisition of
            MediaAmerica, Inc.................. $        --          $  8,129,550
                                                ===========          ============

  The accompanying notes to these unaudited consolidated financial statements are an integral part of these unaudited consolidated financial statements.

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNICANT ACCOUNTING POLICIES

     This Form 10-Q is being filed by Jones International, Networks, Ltd. and its subsidiaries (the "Company"). The accompanying consolidated statements of financial position as of December 31, 1997 and September 30, 1998, the consolidated statements of operations for the three and nine months ended September 30, 1997 and 1998, and the statements of cash flows for the nine months ended September 30, 1997 and 1998, are unaudited. This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the consolidated statements of financial position, consolidated statements of operations and consolidated statements of cash flows in conformity with generally accepted accounting principles.
However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of results for these interim periods. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the entire year, or for any other interim period.

     Restricted Cash--$10.0 million of the proceeds from the Notes (see Note 6) was deposited into a Reserve Account. Cash balances in the Reserve Account are restricted to use for only acquisitions and payment of principal of or interest on the Senior Secured Notes Offering.

     Available for Sale Securities--Available for sale marketable securities are carried at fair value, with unrealized holding gains and losses carried as a separate component of shareholders' deficit. The cost of securities sold is determined using the first in, first-out method. At September 30, 1998, the Company held marketable securities available for sale with an aggregate cost of $2,164,122, and a net unrealized gain of $16,898.

     Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications--Certain prior period amounts have been reclassified to conform to the current year presentation.

     New Accounting Pronouncements--In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 131 ("SFAS No. 131"), "Disclosure About Segments of an Enterprise and Related Information," which is effective for the year ending December 31, 1998. This statement changes the requirements under which publicly held companies report disaggregated information. The Company will adopt SFAS No. 131 on its required adoption date. Management of the Company does not expect that the adoption of this statement will have a material impact on the financial statements.


(2) TRANSACTIONS WITH AFFILIATED ENTITIES

     The Company is a subsidiary of Jones International, Ltd. ("Jones International"), a holding company with ownership in several companies involved in various aspects of the telecommunications industry. Jones International is wholly owned by Glenn R. Jones, Chairman and Chief Executive Officer of Jones Intercable, Inc. ("Jones Intercable") and various other subsidiaries of Jones International. Certain members of management of the Company are also officers or directors of these affiliated entities and, from time to time, the Company may have transactions with these entities. Certain expenses are paid by affiliated entities on behalf of the Company and are allocated at cost based on specific identification or other methods which management believes are reasonable. Principal recurring transactions with affiliates, excluding Superaudio, are described below.

     Television Programming Revenues--The Company earns up to a three percent commission on the sale of airtime for informational programming on Jones Education Company ("Jones Education") and its affiliates. For the nine months ended September 30, 1997 and 1998, the Company received approximately $164,000 and $135,000, respectively, for this service.

              JONES INTERNATIONAL NETWORKS, LTD AND SUBSIDIARIES

     Prior to the consolidation of the Product Information Network (the "PIN Venture"), which was effective April 1, 1997, the Company received from the PIN Venture approximately $8,000 for the three months ended March 31, 1997 for commissions on the sale of airtime for informational programming.

     The Company distributes Great American Country to certain cable television systems owned or managed by Jones Intercable. Great American Country, a 24-hour country music video network, was launched on December 31, 1995. Jones Intercable and its affiliated partnerships paid total license fees to the Company of approximately $652,000 and $688,000 for the nine months ended September 30, 1997 and 1998, respectively.

     Satellite Delivery and Production Support Revenues--Jones Earth Segment, Inc. ("Earth Segment"), a subsidiary of the Company, provides playback, editing, duplication and uplinking services primarily to its cable programming network affiliates. Earth Segment charges affiliates for its services using rates which are calculated to achieve a specified rate of return on investment to Earth Segment. For the nine months ended September 30, 1997 and 1998, Earth Segment charged Jones International and its affiliates approximately $1,618,000 and $1,925,000, respectively, for these services.

     Prior to the consolidation of the PIN Venture, Earth Segment charged the PIN Venture approximately $201,000 for the three months ended March 31, 1997, for these services.

     In addition, Jones Space Holdings ("Space Holdings"), a subsidiary of the Company, subleases two digitally compressed channels on a non-preemptible satellite transponder to Jones Education and its affiliates. Satellite transponder lease revenues of approximately $672,000 and $822,000, were received from Jones Education for the nine months ended September 30, 1997 and 1998, respectively.

     Prior to the consolidation of the PIN Venture, satellite transponder lease revenues of approximately $224,000 for the three months ended March 31, 1997 were received from the PIN Venture.

     Television Programming Expenses--From February 1995 through March 31, 1997, the Company owned 50% or less of the PIN Venture, the entity that owns and operates the Product Information Network. Effective April 1, 1997, the Company acquired from Adelphia Communications ("Adelphia") an 8.35% equity interest in the PIN Venture. As a result of this transaction, which was accounted for as a purchase, the Company now owns approximately 54% of the PIN Venture and, effective April 1, 1997 consolidated the results of operations of the PIN Venture for financial reporting purposes. During the nine months ended September 30, 1997 and 1998, the PIN Venture paid approximately 60% and 75%, respectively, of the revenues generated by its infomercial programming in the form of rebates to all cable systems which enter into agreements to air such programming. Amounts paid by the PIN Venture to Jones Intercable and its affiliated partnerships, Cox and Adelphia were approximately $2,356,000 for the six months ended September 30, 1997 and $4,063,000 for the nine months ended September 30, 1998.

     An affiliate of the Company began providing cable affiliate sales services to the Company in the fourth quarter of 1997. This affiliate charged the Company approximately $680,000 for the nine months ended September 30, 1998.

     Satellite Delivery and Production Support Expenses--Galactic Radio has a transponder lease agreement with Jones Satellite Holdings ("Satellite Holdings"), an affiliate of the Company, for the use of the sub-carriers on a non-preemptible satellite transponder. This agreement allows Galactic Radio to use a portion of the transponder to distribute its audio programming. Satellite Holdings has the right to terminate the license agreement at any time upon 30 days written notice to Galactic Radio. The Company agreed to pay Satellite Holdings approximately $58,000 per month. This agreement will expire May 7, 2004. The Company paid Satellite Holdings fees of approximately $522,000 for the nine months ended September 30, 1997 and 1998 for this service.

     General and Administrative Expenses--The Company subleases office space in Englewood, Colorado from affiliates of Jones International. Rent and associated expenses are allocated to the Company based on the amount of square footage it occupies. Affiliates of Jones International charged the Company approximately $58,000 and $110,000, for the nine months ended September

              JONES INTERNATIONAL NETWORKS, LTD AND SUBSIDIARIES

30, 1997 and 1998, respectively, for rent and associated expenses.

     An affiliate of Jones International provides computer hardware and software support services to the Company. This subsidiary charged the Company approximately $366,000 and $506,000, for the nine months ended September 30, 1997 and 1998, respectively, for such services.

     An affiliate of the Company charged the Company approximately $197,000 for the nine months ended September 30, 1998 for the allocated costs of its airplane which was used by the Company in connection with the Notes offering. No such services were provided for the nine months ended September 30, 1997.

     The Company and its consolidated subsidiaries reimburse Jones International and its affiliates for certain allocated administrative expenses. These expenses generally consist of salaries and related benefits. Allocations of personnel costs are generally based on actual time spent by affiliated associates with respect to the Company. Jones International and its affiliates charged the Company approximately $408,000 and $825,000, for the nine months ended September 30, 1997 and 1998, respectively, for these administrative expenses.

     To assist funding its operating and investing activities, the Company has borrowed funds from Jones International. Jones International's interest rate is calculated using the published prime rate plus two percent. Jones International charged interest on its advances to the Company at rates of approximately 10 percent per annum for the nine months ended September 30, 1997 and 1998. Jones International charged the Company interest of approximately $602,000 and $436,000, for the nine months ended September 30, 1997 and 1998, respectively. The Company anticipates it will repay these advances from operating cash flow and/or available cash balances.

(3) NET LOSS PER COMMON SHARE

     Net loss per common share in the accompanying consolidated financial statements is based on the weighted average number of common shares outstanding during the respective periods. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 128 ("SFAS 128") entitled, "Earnings per Share." SFAS 128 is effective for fiscal years ending after December 15, 1997; early adoption is not permitted. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Under SFAS 128, diluted net income (loss) per share for the periods reported would be the same as the basic earnings per share presented in the accompanying consolidated financial statements.

(4) COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income" in the first quarter of 1998.
SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. An unaudited reconciliation of the Company's net loss and comprehensive loss follows.

                                                  FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,
                                                1997               1998
                                           ----------------------------------
Net Loss, as reported.....................  $(2,968,000)     $  (8,668,000)
Adjustments to arrive at
 comprehensive net loss...................
   Change in unrealized holding gain on
    marketable securities.................           --             17,000
                                              ---------          ---------
Comprehensive net loss....................  $(2,968,000)     $  (8,651,000)
                                              =========          =========



              JONES INTERNATIONAL NETWORKS, LTD AND SUBSIDIARIES

(5) UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

     In July 1998, the Company issued $100 million of Senior Secured Notes (the "Notes"). The Notes are senior obligations of the Company. The Notes rank pari passu in right of payment with all existing and future senior indebtedness of the Company and rank senior to all existing and future subordinated obligations of the Company. The Notes are secured by the capital stock of the Company's subsidiary, JPN, Inc., and its direct subsidiaries. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the following wholly-owned subsidiaries of the Company: JPN, Inc., Jones Space Holdings, Inc., Jones Earth Segment, Inc., Jones Infomercial Networks, Inc., Jones Radio Holdings, Inc., Great American Country, Inc., Jones Galactic Radio, Inc., Jones Infomercial Network Ventures, Inc., Jones Galactic Radio Partners, Inc., Jones Radio Network, Inc., Jones Audio Services, Inc., Jones Radio Network Ventures, Inc., MediaAmerica, Inc. and Jones MAI Radio, Inc., and by its 90%-owned subsidiary, Jones/Owens Radio Programming LLC, ("JORP") (collectively, the "Subsidiary Guarantors"). The only existing subsidiaries of the Company that did not guarantee the Notes are the following three entities: the PIN Venture, a general partnership in which the Company, through a Subsidiary Guarantor, owns a 54% interest; Galactic Tempo, d/b/a Superaudio ("Superaudio"), a general partnership in which the Company, through a Subsidiary Guarantor, owns a 50% interest and Jones/Capstar Venture Radio Programming LLC, a recently formed limited liability company in which the Company, through a Subsidiary Guarantor, owns a 50% interest (collectively, the "Non-Guarantor Subsidiaries"). The Company has not presented separate financial statements and other disclosures concerning the Subsidiary Guarantors that are wholly owned because management has determined that such information is not material to investors. In lieu thereof, the Company is providing, under Section 13 and 15
(d) of the Securities Exchange Act of 1934, presentation of the following supplemental condensed consolidating financial statements.

              JONES INTERNATIONAL NETWORKS, LTD AND SUBSIDIARIES

Presented below is condensed unaudited consolidating financial information for the Company and its subsidiaries as of and for the nine months ended September 30, 1997 and 1998.

       UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION - AS OF SEPTEMBER 30, 1998:
                                 (IN THOUSANDS)

                                                          SUBSIDIARY
                                                          GUARANTORS
                                                    -----------------------

                                                                                 NON-
                                            THE      EXCLUDING                 GUARANTOR    ELIMINATION
                                          COMPANY       JORP        JORP      SUBSIDIARIES    ENTRIES     REPORTED
                                          --------   ---------   ----------   ------------  -----------   ---------
ASSETS:
Cash and cash equivalents...............  $ 10,042    $  1,315       $  104         $1,038  $        --    $ 12,499
Restricted cash.........................    10,000          --           --             --           --      10,000
Available for sale securities...........     2,181          --           --             --           --       2,181
Accounts receivable.....................        --       9,450          451            776           --      10,677
Other current assets....................     1,177        (636)          43             42           --         626
                                          --------    --------       ------         ------  -----------    --------
         Total current assets...........    23,400      10,129          598          1,856           --      35,983
                                          --------    --------       ------         ------  -----------    --------
Property, plant and equipment...........         7      27,513           --            310           --      27,830
Goodwill................................        --      33,041           --             --           --      33,041
Intangible assets.......................         2       6,231          680              3           --       6,916
Other long-term assets..................    33,033     (23,890)          --             --       (1,940)      7,203
                                          --------    --------       ------         ------  -----------    --------
         Total assets...................  $ 56,442    $ 53,024       $1,278         $2,169      $(1,940)   $110,973
                                          ========    ========       ======         ======  ===========    ========
LIABILITIES AND SHAREHOLDERS'
     INVESTMENT (DEFICIT):
Accounts payable........................  $  1,310    $    841       $   --         $  772  $        --    $  2,923
Producers' fees payable.................        --       5,516           --             --           --       5,516
Accrued liabilities.....................     3,229       2,578           (1)            39           --       5,845
Other current liabilities...............   (40,258)     43,396           --            141                    3,279
                                          --------    --------       ------         ------  -----------    --------
         Total current liabilities......   (35,719)     52,331           (1)           952           --      17,563
                                          --------    --------       ------         ------  -----------    --------
Senior secured notes....................   100,000          --           --             --           --     100,000

Other long-term liabilities.............        --         366           --             --           --         366
                                          --------    --------       ------         ------  -----------    --------
         Total long-term liabilities....   100,000         366           --             --           --     100,366
                                          --------    --------       ------         ------  -----------    --------
Minority interests......................        --          --           --             --          557         557
Common stock subject to put.............     1,213          --           --             --           --       1,213
Shareholders' investment (deficit):
       Class A Common Stock.............        42          --           --             --           --          42
       Class B Common Stock.............        18          --           --             --           --          18
       General Partners'
        Contributions...................        --          --        1,000            350       (1,350)         --
       Additional paid-in capital.......    27,262          --           --             --           --      27,262
       Other comprehensive income.......        17          --           --             --           --          17
       Retained earnings (accumulated
       deficit).........................   (36,391)        327          279            867       (1,147)    (36,065)
                                          --------    --------       ------         ------  -----------    --------
         Total shareholders'
         investment (deficit)...........    (9,052)        327        1,279          1,217       (2,497)     (8,726)
                                          --------    --------       ------         ------  -----------    --------
         Total liabilities and
         shareholders'
         investment (deficit)...........  $ 56,442    $ 53,024       $1,278         $2,169      $(1,940)   $110,973
                                          ========    ========       ======         ======  ===========    ========

              JONES INTERNATIONAL NETWORKS, LTD AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS - FOR THE NINE MONTHS
                           ENDED SEPTEMBER 30, 1998:
                                 (IN THOUSANDS)

                                                          SUBSIDIARY
                                                          GUARANTORS
                                                    -----------------------

                                                                                 NON-
                                            THE      EXCLUDING                 GUARANTOR    ELIMINATION
                                          COMPANY       JORP        JORP      SUBSIDIARIES    ENTRIES     REPORTED
                                          --------   ---------   ----------   ------------  -----------   ---------

INCOME STATEMENT DATA:
      REVENUES:
      Radio programming.................. $    --     $ 5,900         $723   $         --   $        --    $ 6,623
      Radio advertising representation...      --       2,362           --             --            --      2,362
      Television programming.............     173       1,705           --         10,114            --     11,992
      Satellite delivery and production
       support...........................      --       5,352           --             --       ( 1,364)     3,988
                                          -------     -------         ----        -------      --------    -------
         Total revenues..................     173      15,319          723         10,114        (1,364)    24,965
                                          -------     -------         ----        -------      --------    -------
      OPERATING EXPENSES:
      Radio programming..................      --       4,890          578             --            --      5,468
      Radio advertising representation...      --         482           --             --            --        482
      Television programming.............      81       2,132           --          9,569        (1,364)    10,418
      Satellite delivery and production
       support...........................      --       3,791           --             --            --      3,791
      Selling and marketing..............      58       2,659          110            246            --      3,073
      General and administrative.........     812       2,833           96            311            --      4,052
                                          -------     -------         ----        -------      --------    -------
         Total operating expenses........     951      16,787          784         10,126        (1,364)    27,284
                                          -------     -------         ----        -------      --------    -------
         OPERATING LOSS..................    (778)     (1,468)         (61)           (12)           --     (2,319)
                                          -------     -------         ----        -------      --------    -------
      OTHER EXPENSE (INCOME):
      Interest expense...................   4,009       1,798           --             --            --      5,807
      Interest income....................    (247)        (77)          --           (114)           --       (438)
      Equity share of loss (income) of
       subsidiaries......................   3,567      (3,562)          --             --            (5)        --
      Other expense (income), net........     881          36           --             10            --        927
                                          -------     -------         ----        -------      --------    -------
         Total other expense.............   8,210      (1,805)          --           (104)           (5)     6,296
                                          -------     -------         ----        -------      --------    -------
      Income (loss) before income taxes
       and minority
       interests.........................  (8,988)        337          (61)            92             5     (8,615)
      Income tax provision (benefit).....       1          14           --             --            --         15
                                          -------     -------         ----        -------      --------    -------
      Income (loss) before minority
       interests.........................  (8,989)        323          (61)            92             5     (8,630)
      Minority interests in net income
       of consolidated
       subsidiaries......................      --          --           --             --            38         38
                                          -------     -------         ----        -------      --------    -------
      NET INCOME (LOSS).................. $(8,989)    $   323         $(61)       $    92      $    (33)   $(8,668)
                                          =======     =======         ====        =======      ========    =======


              JONES INTERNATIONAL NETWORKS, LTD AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATING CASH FLOWS - FOR THE NINE MONTHS ENDED
                              SEPTEMBER 30, 1998:
                                 (IN THOUSANDS)

                                                          SUBSIDIARY
                                                          GUARANTORS
                                                    -----------------------

                                                                                 NON-
                                            THE      EXCLUDING                 GUARANTOR    ELIMINATION
                                          COMPANY       JORP        JORP      SUBSIDIARIES    ENTRIES     REPORTED
                                          --------   ---------   ----------   ------------  -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)................... $ (8,989)   $    323        $ (61)       $    92       $   (33)  $ (8,668)
     Adjustment to reconcile net income
      (loss) to net cash provided
      (used in) by operating activities:
       Non-cash expenses (income)........      204       4,796         (130)            69            33      4,972
       Distributions received............       --         350           --             --            --        350
       Net change in assets and
        liabilities......................    2,277      (6,034)         221           (655)           --     (4,191)
                                          --------    --------   ----------   ------------   -----------   --------
         Net cash provided by (used in)
          operating activities...........   (6,508)       (565)          30           (494)           --     (7,537)
                                          --------    --------   ----------   ------------   -----------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property, plant and
      equipment..........................       --      (1,818)          --            (98)           --     (1,916)
     Purchases of intangible assets......       --      (1,329)          --             --            --     (1,329)
     Purchase of MediaAmerica, Inc.......  (26,700)         --           --             --            --    (26,700)
     Dividend from joint venture.........      960          --           --             --          (960)        --
     Sale of property, plant and
      equipment..........................       --          43           --             --            --         43
     Other...............................  (12,164)         --           --             --            --    (12,164)
                                          --------    --------   ----------   ------------   -----------   --------
         Net cash used in investing
          activities.....................  (37,904)     (3,104)          --            (98)         (960)   (42,066)
                                          --------    --------   ----------   ------------   -----------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in debt offering costs.....   (4,710)         --           --             --            --     (4,710)
     Increase in capitalized loan fees...     (520)         --           --             --            --       (520)
     Advances to/from affiliates.........  (40,291)     40,291           --             --            --         --
     Repayment of borrowings.............       --      (6,555)          --             --            --     (6,555)
     Repayment of capital lease
      obligations........................       --     (28,757)          --             --            --    (28,757)
     Proceeds from borrowings............  100,000          --           --             --            --    100,000
     Distributions paid to partners......       --          --           --         (2,033)        2,033         --
     Distributions paid to minority
      interests..........................       --          --           --             --        (1,073)    (1,073)
                                          --------    --------   ----------   ------------   -----------   --------
         Net cash provided by (used in)
          financing activities...........   54,479       4,979           --         (2,033)          960     58,385
                                          --------    --------   ----------   ------------   -----------   --------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.............................   10,067       1,310           30         (2,625)           --      8,782
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD..................................      (25)          5           74          3,663            --      3,717
                                          --------    --------   ----------   ------------   -----------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD. $ 10,042    $  1,315        $ 104        $ 1,038   $        --   $ 12,499
                                          ========    ========   ==========   ============   ===========   ========


             JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

             UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS-FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997:
                                                          (IN THOUSANDS)

                                                                      SUBSIDIARY
                                                                      GUARANTORS
                                                                ----------------------       NON-
                                                       THE      EXCLUDING                 GUARANTOR       ELIMINATION
                                                     COMPANY      JORP        JORP       SUBSIDIARIES      ENTRIES        REPORTED
                                                     --------   ----------  ----------  -------------    ------------     ---------
INCOME STATEMENT DATA:
REVENUES:
Radio programming...................................$   --     $ 6,873         967        $    --            $     --      $  7,840
Television programming..............................   204         907          --          9,384              (2,858)        7,637
Satellite delivery and production
support.............................................    --       6,911          --             --              (1,293)        5,618
                                                    -------     -------       ----         ------             -------       -------
Total revenues......................................   204      14,691         967          9,384              (4,151)       21,095
                                                    -------     -------       ----         ------              -------      -------
OPERATING EXPENSES:
Radio programming...................................    --       3,835         512             --                  --         4,347
Television programming..............................   101       2,000          --          7,202              (3,468)        5,835
Satellite delivery and production
support.............................................   --        3,774          --             --                  --         3,774
Selling and marketing...............................   106       1,691          --            441                (104)        2,134
General and administrative..........................   821       1,674          96            560                (203)        2,948
                                                    -------     -------       ----         ------               -------     -------
Total operating expenses............................ 1,028      12,974         608          8,203              (3,775)       19,038
                                                    -------     -------        ----         ------              -------      -------
OPERATING INCOME (LOSS).............................  (824)      1,717         359          1,181                (376)        2,057
                                                    -------    -------        ----         ------              -------      -------
OTHER EXPENSE (INCOME):
Interest expense.................................... 1,592       2,726          --             16                 (16)        4,318
Interest income.....................................    (2)        (24)         --            (23)                  7           (42)
Write-off of deferred offering costs ...............   938          --          --             --                  --           938
Equity share of loss (income) of subsidiaries.......  (139)       (901)         --             --                 675          (365)
Other expense (income), net.........................    --          33          --             38                  --            71
                                                     -------    -------        ----         ------              -------      -------
    Total other expense (income), net............... 2,389       1,834          --             31                 666         4,920
                                                     -------    -------        ----         ------              -------      -------
Income (loss) before income taxes
    and minority interests..........................(3,213)       (117)        359          1,150              (1,042)       (2,863)
Income tax benefit..................................  (288)        (68)         --             --                  --          (356)
                                                     -------    -------        ----         ------              -------      -------
Income (loss) before minority interests.............(2,925)        (49)        359          1,150              (1,042)       (2,507)
Minority interests in net income
    of consolidated subsidiaries....................    --          --          --             --                 461           461
                                                     -------    -------        ----         ------              -------      -------
NET INCOME (LOSS)................................. $(2,925)  $     (49)       $359        $ 1,150            $ (1,503)     $ (2,968)
                                                     =======    =======        ====        =======            =========     ========

                                                                13

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

     UNAUDITED CONDENSED CONSOLIDATING CASH FLOWS - FOR THE NINE MONTHS ENDED
                              SEPTEMBER 30, 1997:
                                (IN THOUSANDS)

                                                           SUBSIDIARY
                                                           GUARANTORS
                                                     ----------------------
                                                                                 NON-
                                            THE      EXCLUDING                 GUARANTOR      ELIMINATION
                                          COMPANY      JORP        JORP       SUBSIDIARIES     ENTRIES     REPORTED
                                          --------   ---------   ----------   ------------   -----------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (income) loss......................   $(2,925)    $   (49)       $ 359         $1,150       $(1,503)   $(2,968)
 Adjustment to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
 Non-cash expense.......................       204       4,356          123             49           217      4,949
 Net change in assets and
  liabilities...........................     3,357      (1,877)        (461)         2,262         1,341      4,622
                                           -------     -------        -----         ------       -------    -------
  Net cash provided by operating
   activities...........................       636       2,430           21          3,461            55      6,603
                                           -------     -------        -----         ------       -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and
  equipment.............................        --      (1,038)          --           (119)           --     (1,157)
 Sale of property, plant and equipment..        --          88           --            174            --        262
 Purchases of intangible assets.........        --         (49)          --             (2)           --        (51)
                                           -------     -------        -----         ------       -------    -------
  Net cash provided by (used in)
   investing activities.................        --        (999)          --             53            --       (946)
                                           -------     -------        -----         ------       -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in capitalized loan fees......       (50)         --           --             --            --        (50)
 Repayment of capital lease obligations.        --      (1,433)          --             --            --     (1,433)
                                           -------     -------        -----         ------       -------    -------
  Net cash used in financing activities.       (50)     (1,433)          --             --            --     (1,483)
                                           -------     -------        -----         ------       -------    -------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS............................       586          (2)          21          3,514            55      4,174
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD.................................        --           4           --             55           (55)         4
                                           -------     -------        -----         ------       -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD   $   586     $     2        $  21         $3,569       $    --    $ 4,178
                                           =======     =======        =====         ======       =======    =======

(6) SENIOR SECURED NOTES

     In July 1998, the Company issued $100 million of 11 3/4% Senior Secured Notes (the "Notes"). The Company used the proceeds from the Notes offering (i) to finance the cash consideration of the acquisition of MediaAmerica, Inc. ("MediaAmerica"), (ii) to prepay the capital lease obligation relating to the satellite transponders, (iii) to repay the Radio Holdings credit facility and
(iv) for general corporate purposes, including the payment of fees and expenses.

     Interest on the Notes is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 1999. The Notes will mature on July 1, 2005. Except as described below, the Company may not redeem the Notes prior to July 1, 2003. On or after such date, the Company may redeem the Notes, in whole or in part, at any time, at a redemption price of 105.875% of the principal amount to be redeemed for the 12 month period commencing July 1, 2003 and declining to 100% of the principal amount to be redeemed for the period after July 1, 2004, together with accrued and unpaid interest, if any, to the date of redemption.
In addition, at any time and from time to time on or prior to July 1, 2001, the Company may, subject to certain requirements, redeem up to 35% of the aggregate principal amount of the Notes with the cash proceeds of one or more Equity Offerings (as defined) at a redemption price equal to 111.75% of the principal amount to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption, provided, that at least 65% of the aggregate principal amount of the Notes remains outstanding immediately after each such redemption. The Notes will not be subject to any sinking fund requirement. Upon the occurrence of a Change of Control (as defined), the Company will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of repurchase.

     The Notes are senior obligations of the Company. The Notes rank pari passu in right of payment with all existing and future Senior Indebtedness (as defined) of the Company and rank senior to all existing and future Subordinated Obligations (as defined) of the Company. The Notes are secured by the capital stock of JPN, Inc., the Company's wholly-owned intermediate holding company and JPN's direct subsidiaries. The Notes are unconditionally guaranteed (the "Guarantees") by each of the Subsidiary Guarantors. The

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

Guarantees are senior obligations of the Subsidiary Guarantors and rank pari passu in right of payment with all existing and future Senior Indebtedness of the Subsidiary Guarantors, other than Bank Indebtedness (as defined) and Capitalized Lease Obligations (as defined) of the Subsidiary Guarantors, and are ranked senior in right of payment to all existing and future Subordinated Obligations of the Subsidiary Guarantors. The Guarantees are not secured. The Guarantees are full and unconditional.

(7) NOTES PAYABLE

     In December 1994, Earth Segment entered into a promissory note with Jones Intercable. As of December 31, 1996 and 1997, the principal amount of the note was $6,554,500, which approximates fair market value. The note was secured by all of Earth Segment's present and future tangible and intangible property and bore interest at one percent over the published prime rate (9.5% at December 31, 1997). Interest expense totaled approximately $468,000 and $156,000 for the nine months ended September 30, 1997 and 1998, respectively. This note and accrued interest were repaid on March 31, 1998.

     Effective August 15, 1996, the Company purchased all of the outstanding common stock of Galactic Radio from Jones Global Group, Inc. ("Global Group"), an affiliate of the Company, for $17.2 million. Global Group had acquired Galactic Radio from Jones Intercable, a related party, for $17.2 million on September 14, 1996. The Company paid the purchase price to Global Group using $1.2 million in cash, which was advanced to the Company by Jones International, with the balance paid in the form of a $16.0 million note.

     Effective September 30, 1997, the Company and Global Group agreed to convert $6 million of the $16 million note payable to Global Group into 400,000 shares of the Company's Class B Common Stock. Effective upon the closing of the Notes offering, the remaining $10 million of the Global Group note was converted into 666,667 shares of the Company's Class A Common Stock valued at $15 per share.


(8) REVOLVING CREDIT FACILITY

     On March 31, 1998, Jones Radio Holdings, Inc. ("Radio Holdings") entered into a $30 million revolving credit facility with a commercial bank with a five-year term. In July 1998, the Company repaid the credit facility using the proceeds from the Notes offering and all capitalized debt offering costs related to the credit facility were written off.

(9) ACQUISITION OF MEDIAAMERICA

     On July 10, 1998, the Company acquired substantially all assets and assumed certain liabilities of MediaAmerica, Inc. ("MediaAmerica") for $32.7 million plus a working capital adjustment (as defined). MediaAmerica provides radio advertising sales representation services and also owns syndicated radio programming. MediaAmerica received $26.7 million in cash and $6.0 million in shares of Class A Common Stock of the Company valued at $15 per share. MediaAmerica also received 141,970 shares of Class A Common Stock as an estimated working capital adjustment. In addition, MediaAmerica may receive up to $5 million in shares of Class A Common Stock, with the excess, if any, to be paid in cash if certain multiples of "EBITDA" (earnings before interest, taxes, depreciation and amortization) for the twelve-month period following the closing are achieved. The acquisition was accounted for by the purchase method of accounting, under which the purchase price of MediaAmerica was allocated to the tangible and intangible assets and liabilities of MediaAmerica.

     MediaAmerica has the right to cause the Company to purchase the shares of the Company owned by MediaAmerica at any time after three years from the July 10, 1998 closing. The price would be the fair market value of the Class A Common Stock on the date of exercise of the put, as determined by agreement or by an independent investment banking firm. The Company has a correlative right to require that MediaAmerica sell such shares to the Company at fair market value. Such rights terminate upon an initial public offering by the Company. Before MediaAmerica can require the Company to buy its shares, the Company must have available cash (as defined). This condition lapses after seven and one quarter years from the date of closing. If the Company has exercised its

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES purchase right and there is a change of control involving a higher price within nine months of the exercise of the call, the Company must pay specified additional consideration.

Certain condensed pro forma financial information of the Company assuming the acquisition of MediaAmerica and the Notes offering were completed as of January 1 of the applicable period is as follows:

                                     SEPTEMBER 30,
                                 1997            1998
                              ---------------------------
                                      (UNAUDITED)

Revenues..................... $31,633,000    $ 31,317,000
Operating expenses...........  27,398,000      33,440,000
Operating income (loss)......   4,235,000      (2,123,000)
Net (loss)...................  (7,237,000)    (11,957,000)
Net loss per common share.... $     (1.50)   $      (2.24)

(10) COMMITMENTS AND CONTINGENCIES

     Satellite Delivery and Production Support agreements--The Company has financed its ownership of two analog satellite transponders through a capital lease that was fully prepaid with a portion of the proceeds of the Notes offering. The channel capacity on one satellite transponder has been digitally compressed to seven channels, four of which are currently leased to Product Information Network, Great American Country and two related parties. The other three channels were recently leased to a third party. The other satellite transponder is an analog channel which the Company recently leased to a third party.

     GAC Equity Agreements--In the first quarter of 1998, Great American Country and the Company entered into equity affiliate agreements with two multiple cable system operators ("MSOs"). Pursuant to the terms of such agreements, the Company agreed to issue shares of Class A Common Stock to the MSOs in return for the MSOs providing Great American Country's programming to no less than 550,000 of their subscribers by May 31, 1998, an additional 500,000 subscribers by December 31, 1998 and an additional 150,000 subscribers by December 31, 1999. The total number of shares of Class A Common Stock to be issued is based on the number of subscribers provided by the MSOs. If all the subscribers as described above receive Great American Country's programming by the specified dates, the Company will be required to issue a total of 175,000 shares of Common Stock on specified dates through February 2000. As of September 30, 1998, 101,124 shares of Class A Common Stock had been issued to one of the MSOs. Pursuant to the guidelines of SFAS 123 "Accounting for Stock-Based Compensation," the value of the Class A Common Stock was recorded as an intangible asset upon execution of the affiliate agreements and upon issuance of the Class A Common Stock. This intangible will be amortized over the life of the contract (approximately 10 years). Because of a put option granted to one of the MSOs, the shares issued to that MSO are presented above the Shareholders' Deficit section of the Statements of Financial Position . The amount of accretion from the value of the shares issued to the put option at the exercise date is not significant.

     As noted above, one of the MSOs was granted a put option on the Common Stock issued, whereby, if as of December 31, 2001, the Company or its successor has not completed a public offering of its securities, the MSO would have the option within 60 days of such date to require the Company to buy back its Class A Common Stock at a price equal to all or a portion of the license fees that would have been paid during the period between the date of the agreement and the exercise date of the put option. The purchase price would be based on the total number of MSO subscribers receiving the Great American Country service as of December 31, 1998. In the event the MSO provides the full number of subscribers committed under the agreement by December 31, 1998, the estimated purchase price of the Class A Common Stock in the event the put option is exercised would be approximately $1,300,000.

             JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(11) STOCK OPTION PLAN

     Stock Option Plan--The Company has adopted an employee stock option plan (the "Plan) that provides for the grant of stock options and stock appreciation rights ("SARs") to employees or individuals providing services to the Company. The Plan is construed, interpreted and administered by the Board or a committee of two of more non-employee directors. The committee or the Board determines the individuals to whom options are granted, the number of shares subject to the options, the exercise price of the options (which may be below fair market value of the stock on the date of grant), the period over which the options become exercisable and the terms and provisions of stock options as it may determine form time to time, subject only to the provisions of the Plan. The Plan covers an aggregate of up to 400,000 shares of the Company's Class A Common Stock. As of September 30, 1998, the Company had granted options for 275,000 shares of Class A Common Stock at fair market value.


(12) SUBSEQUENT EVENTS

     In May 1998, BCI Telecom Holding Inc. ("BTH") announced its intention to sell approximately half of its shares of Intercable's Class A Common Stock to Comcast Corporation ("Comcast"). BTH also announced its intention to grant to Comcast the right to acquire all of the Common Stock held by International and its affiliates from BTH if and when BTH exercises its option to purchase such shares in 2001. BTH also announced its intention to sell to Comcast at the time that the option is exercised its remaining holdings of Class A Common Stock of Intercable.

     On August 12, 1998, Intercable, International, BTH and Comcast announced that agreements had been entered into that accelerated the exercise of the option by Comcast, and allow for the early closing of the transaction between Comcast and BTH. Upon the transfer of a controlling interest in Intercable from International and its affiliates to Comcast, Jones Intercable will no longer share in many of the administrative and related expenses which have historically been shared by the various entities affiliated with Mr. Jones, including the Company. Because Jones Intercable is the largest of such sharing entities, its exclusion from the allocation process will cause the Company to incur material increases beginning in the second quarter of 1999 in certain overhead and related costs, including computer services, insurance, and personnel costs for accounting, legal, risk management and human resources services.

          JONES/OWENS RADIO PROGRAMMING, LLC
          UNAUDITED FINANCIAL STATEMENTS

          AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
           AND FOR THE THREE AND NINE MONTHS ENDED
           SEPTEMBER 30, 1997 AND 1998

                      JONES/OWENS RADIO PROGRAMMING, LLC

                  UNAUDITED STATEMENTS OF FINANCIAL POSITION



                                                                          December 31,      September 30,
                                                                              1997             1998
                                                                         ---------------  ---------------
CURRENT ASSETS:
  Cash                                                                     $   74,294        $  103,703
  Accounts receivable                                                         220,270           472,323
  Allowance for                                                               (17,272)          (21,754)
  doubtful accounts                                                        ----------        ----------
     Net accounts
      receivable                                                              202,998           450,569
     Advances to Jones
      Radio Network
      Ventures, Inc. (Note 2)                                                 243,105             2,990
      Prepaid expenses                                                         11,724            44,107
                                                                           ----------        ----------
         Total current
          assets                                                              532,121           601,369
                                                                           ----------        ----------
INTANGIBLE ASSETS:
  Intangible assets                                                         1,000,000         1,000,000
  Accumulated
   amortization                                                              (189,980)         (319,964)
                                                                           ----------        ----------
    Net intangible
     assets                                                                   810,020           680,036
                                                                           ----------        ----------
      Total assets                                                         $1,342,141        $1,281,405
                                                                           ==========        ==========

CURRENT LIABILITIES:
  Accounts payable and
   accrued liabilities                                                     $    2,000        $    2,125
  Advances from Jones
   Radio Network
   Ventures, Inc. (Note 2)                                                          -                 -
                                                                           ----------        ----------
    Total current
     liabilities                                                                2,000             2,125
                                                                           ----------        ----------
MEMBERS' EQUITY:
  Member contributions                                                      1,000,000         1,000,000
  Retained earnings                                                           340,141           279,280
                                                                           ----------        ----------
      Total members'
       equity                                                               1,340,141         1,279,280
                                                                           ----------        ----------
      Total liabilities
      and members' equity                                                  $1,342,141        $1,281,405
                                                                           ==========        ==========

        The accompanying notes to these unaudited financial statements are in integral part of these statements.

                      JONES/OWENS RADIO PROGRAMMING, LLC

                      UNAUDITED STATEMENTS OF OPERATIONS

                                                        For the Three                  For the Nine
                                                   Months Ended September 30,     Months Ended September 30,
                                                     1997              1998          1997              1998
                                                -------------      ------------  ------------      ------------
REVENUE :
  Radio programming revenue:

    Advertising net of commissions,             $     400,058      $    268,895  $    936,607      $    696,023
    Licensing fees                                      9,312             3,442        30,808            27,325
                                                -------------      ------------  ------------      ------------
       Total radio programming revenue                409,370           272,337       967,415           723,348
                                                -------------      ------------  ------------      ------------

OPERATING EXPENSES:
  Radio programming expenses:
    Non-affiliated entities                           102,503           176,280       237,286           404,597
    Affiliated entities (Note 2)                       74,105            12,056       274,832           173,294
                                                -------------      ------------  ------------      ------------
       Total radio programming expenses               176,608           188,336       512,118           577,891

    Selling and marketing                                   -            13,215             -           110,174
    General and administrative expenses (Note 2)       30,827            30,891        95,815            96,144
                                                -------------      ------------  ------------      ------------
       Total operating expenses                       207,435           232,442       607,933           784,209
                                                -------------      ------------  ------------      ------------

 NET INCOME (LOSS)                              $     201,935      $     39,895  $    359,482      $    (60,861)
                                                =============      ============  ============      ============


        The accompanying notes to these unaudited financial statements are an integral part of these statements.


                      JONES/OWENS RADIO PROGRAMMING, LLC

                      UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                         For the Nine Months Ended September 30,
                                                                                           1997                            1998
                                                                                        ---------                        ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income (loss)                                                                      $ 359,482                        $ (60,861)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Amortization expense                                                                    123,315                          129,984

  Net change in assets and liabilities:
    Increase in net accounts receivable                                                  (543,029)                        (247,571)
    Decrease (increase) in prepaid expenses                                                21,566                          (32,383)
    Increase (decrease) in accounts payable and accrued liabilities                          (750)                             125
    Net change in advances to/from Jones Radio Network Ventures, Inc.                      60,501                          240,115
                                                                                        ---------                        ---------
      Net cash provided by operating activities                                            21,085                           29,409
                                                                                        ---------                        ---------
CASH, BEGINNING OF PERIOD                                                                       -                           74,294
                                                                                        ---------                        ---------
CASH, END OF PERIOD                                                                    $   21,085                       $  103,703
                                                                                        =========                        =========



        The accompanying notes of these unaudited financial statements are an integral part of these statements.

                       JONES/OWENS RADIO PROGRAMMING, LLC

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998



(1)  ORGANIZATION AND BUSINESS AND BASIS OF PRESENTATION

  Jones/Owens Radio Programming, LLC (the "JORP") is a limited liability company which is owned by Jones Radio Network Ventures, Inc. ("JRNV"), an indirect wholly-owned subsidiary of Jones International Networks, Ltd.("JIN"), and Jim Owens and Associates, Inc. ("Owens"). JORP is in the business of developing, producing and distributing short-form and long-form syndicated radio programs.

  JORP commenced operations on October 1, 1996. JIN contributed $1 million for the purchase of certain intangible assets from Owens (Note 2) and certain of their affiliation agreements to JORP for a 70 percent ownership interest in JORP. Owens contributed certain rights in the Crook and Chase Country CountDown show for a 30 percent ownership interest in JORP. In August 1997, Owens contributed 2/3 of its ownership interest in JORP to JRNV in payment of certain programming and production costs for which Owens was responsible under the original agreement. After this contribution, JRNV and Owens had a 90% and 10% ownership interest, respectively, in JORP. Profits, losses and distributions of JORP have been and will be allocated in accordance with the respective ownership interests of the members.

  In July 1998, JIN issued $100 million of 11 3/4% Senior Secured Notes due 2005 (the "Notes"), which were fully and unconditionally guaranteed on a joint and several basis by certain of JIN's subsidiaries, including the Company.

  These financial statements are being filed as part of the Form 10-Q filed by Jones International, Networks, Ltd. and its subsidiaries (the "Company"). These financial statements are filed in accordance with the requirements of the Securities with Exchange Commission pronouncements relating to the obligations of subsidiary guarantors of publicly traded debt securities that are not wholly-owned to file periodic reports under the Securities Exchange Act of 1934. The accompanying statements of financial position as of December 31, 1997 and September 30, 1998, the statements of operations for the three and nine months ended September 30, 1997 and 1998, and the statements of cash flows for the nine months ended September 30, 1997 and 1998, are unaudited. This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the statements of financial position, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of results for these interim periods. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the entire year, or for any other interim period.

(2)  TRANSACTIONS WITH AFFILIATED ENTITIES

  JRNV is an indirect subsidiary of Jones International, Ltd. ("International"). Certain members of management of the Company are also officers or directors of other affiliated entities and, from time to time, JORP may have transactions with these entities. Certain expenses are paid by affiliated entities on behalf of JORP and are allocated at cost based on specific identification or other reasonable methods. Significant transactions with affiliated entities are described below.

  Radio Programming Expense - Jones Radio Network, Inc. ("JRN") distributes radio programming for JORP. For the nine months ended September 30, 1997, JRN charged JORP a fee of approximately $96,000, for radio programming distribution services. The fee represents approximately 10% of JORP's net revenues for the nine months ended September 30, 1997. Beginning in November 1997, this distribution fee was no longer charged by JRN to JORP due to an amendment to the original agreement.

  In addition, Owens produces radio programming for JORP. For the nine months ended September 30, 1997 and 1998, respectively, Owens charged JORP approximately $179,000 and $120,000, respectively, for radio programming services.

  On July 10, 1998, the Company purchased MediaAmerica, Inc. ("MediaAmerica"). MediaAmerica provided advertising representation services to JORP and was paid of approximately $53,000, for the period from July 10, 1998 to September 30, 1998.

  General and Administrative Expenses - JORP reimburses International for certain allocated administrative expenses. These expenses generally consist of salaries and related benefits. Allocations of personnel costs are generally based on actual time spent by affiliated associates with respect to JORP. International and its affiliates charged JORP approximately $15,000 and $11,000 for the nine months ended September 30, 1997 and 1998, respectively, for these administrative expenses.

  Periodically, in the normal course of business, JRNV (1) remits funds on behalf of JORP to third parties and affiliates in payment for products and services purchased by JORP and/or (2) receives funds on behalf of JORP, primarily from affiliates, in payment for products and services provided by JORP. These amounts are then subsequently reimbursed from/to JRNV on a timely basis. Due to their short-term nature, such amounts outstanding with JRNV are classified as a current asset or liability in the accompanying financial statements.

(3)  DEFERRED COMMISSIONS

  Sales commissions are amortized over the life of the corresponding agreements from which the sales commission was paid.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     The following discussion of results of the Company's financial condition and results of operations contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Company's actual results may differ significantly from the results predicted in such forward-looking statements.

RESULTS OF OPERATIONS

     The following table sets forth the amount of, and percentage relationship to total net revenues of, certain items included in the Company's historical unaudited consolidated statements of operations for the three and nine months ended September 30, 1997 and 1998, respectively:

REPORTED RESULTS:

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                  ------------------               -----------------
                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                                    ------------                      ------------
                                               1997              1998            1997              1998
                                             --------          --------        --------          --------
      REVENUES:
          Radio programming.............   $2,750     33%   $ 2,884     26%   $ 7,840    37%   $ 6,623    27%
          Radio advertising
           representation...............       --     --      2,362     21         --    --      2,362     9
          Television programming........    3,738     46      4,127     37      7,637    36     11,992    48
          Satellite delivery and
           production support...........    1,701     21      1,782     16      5,618    27      3,988    16
                                           ------   ----    -------   ----    -------   ---    -------   ---
           Total revenues...............    8,189    100     11,155    100     21,095   100     24,965   100
                                           ------   ----    -------   ----    -------   ---    -------   ---
      OPERATING EXPENSES:
          Radio programming.............    1,543     19      2,130     19      4,347    21      5,468    22
          Radio advertising
           representation...............       --     --        482      4         --    --        482     2
          Television programming........    2,830     35      3,592     32      5,835    28     10,418    42
          Satellite delivery and
           production support...........    1,169     14      1,392     12      3,774    18      3,791    15
          Selling and marketing.........      868     11      1,325     12      2,134    10      3,073    12
          General and administrative....    1,085     13      1,959     18      2,948    14      4,052    16
                                           ------   ----    -------   ----    -------   ---    -------   ---
           Total operating expenses.....    7,495     92     10,880     97     19,038    91     27,284   109
                                           ------   ----    -------   ----    -------   ---    -------   ---
      OPERATING INCOME (LOSS)...........      694      8        275      3      2,057     9     (2,319)   (9)
                                           ------   ----    -------   ----    -------   ---    -------   ---
      OTHER EXPENSE.....................    1,423     17      3,564     32      4,920    23      6,296    25
      INCOME TAX PROVISION (BENEFIT) AND
       MINORITY  INTERESTS..............       43      1       (284)    (3)       105     -         53     -
                                           ------   ----    -------   ----    -------   ---    -------   ---
      NET LOSS..........................   $ (772)   (10%)  $(3,005)   (26%)  $(2,968)  (14%)  $(8,668)  (34%)
                                           ======   ====    =======   ====    =======   ===    =======   ===

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Total Revenues--Total revenues increased $3.0 million, or 36%, from $8.2 million as reported for the three months ended September 30, 1997 to $11.2 million for the three months ended September 30, 1998. This increase was due primarily to increases in radio advertising representation revenues, television programming revenues and satellite delivery and production support revenues. On July 10, 1998, the Company acquired substantially all the assets and assumed certain of the liabilities of MediaAmerica, Inc. ("MediaAmerica"). MediaAmerica provides advertising sales representation services and also owns syndicated radio programming. As a result of the acquisition, the Company generated $2.4 million in radio advertising representation revenues for the three months ended September 30, 1998. The increase in television programming revenues was due to an increase in the number of subscribers receiving both Great American Country and Product Information Network.

     Radio Programming Revenues--Radio programming revenues increased $0.1 million, or 5%, from $2.8 million for the three months ended September 30, 1997 to $2.9 million for the three months ended September 30, 1998. The increase in radio revenue is due primarily to the elimination of $0.4 million of advertising sales representation selling commission costs (contra revenues) charged to the Company by MediaAmerica. The increase was offset by a decrease of $0.3 million, or 12%, in advertising revenue. Sales of radio advertising for the first nine months of 1998 have been adversely affected by the January 1998 entry of AMFM into the market, which added approximately 20% more radio advertising inventory to the marketplace, thereby increasing competition for network radio advertising dollars. Additionally, AMFM has been able to shift the focus of network radio advertisers to its radio network which delivers larger market radio stations as compared to the radio stations delivered by the Company's radio network. During the third quarter of 1998, the Company continued to sell advertising spots at lower rates, as compared to 1997. AMFM's entry into the marketplace, as well as the increased amount of advertising inventory in the marketplace, will continue to have a negative impact on the Company's advertising sellout percentage and its advertising spot rates in the fourth quarter of 1998. There is no assurance that these factors will not materially adversely affect the Company's 1999 radio programming operations.

     As a result of the changes occurring in the marketplace, the Company is focusing on increasing the amount it receives per radio advertising spot. Historically, the Company has sold its advertising to traditional network advertisers. With the recent shift in the radio advertising market, the Company is concentrating its efforts on advertisers that have targeted the specific demographics that the Company serves.

     Radio Representation Revenues--As a result of the acquisition of MediaAmerica, the Company generated radio representation revenue of $2.4 million for the three months ended September 30, 1998.

     On a historical basis, MediaAmerica's revenue decreased $0.7 million, or 18%, from $3.8 million for the three months ended September 30, 1997 to $3.1 million for the three months ended September 30, 1998. In December 1997, MediaAmerica's agreement with its largest radio advertising representation customer was terminated, and a termination fee was paid to MediaAmerica in the first half of 1998. MediaAmerica has continued to provide radio advertising representation services to such customer in 1998, but the level of advertising sales has declined substantially from that provided in 1997. AMFM's entry into the marketplace has also negatively affected MediaAmerica's revenues from representation clients. These factors have resulted in lower commission revenue generated by MediaAmerica, and therefore its revenues, for the third quarter of 1998 were lower than the 1997 comparable period.

     Television Programming Revenues--Television programming revenues increased $0.4 million, or 10%, from $3.7 million for the three months ended September 30, 1997 to $4.1 million for the three months ended September 30, 1998, due primarily to: (i) an increase of $0.3 million in Great American Country advertising revenues due to higher advertising rates being charged for airtime as a result of an increase in the number of subscribers receiving Great American Country and (ii) an increase of $0.1 million in Great American Country affiliate fees due to an increase in the number of subscribers paying affiliate fees.

     Satellite Delivery and Production Support Revenues--Satellite delivery and production support revenues increased $0.1 million, or 5%, from $1.7 million for the three months ended September 30, 1997 to $1.8 million for the three months ended September 30, 1998 due to new agreements that the Company entered into to provide satellite transponder and related services. The Company recently leased three digital channels on its C-3 satellite transponder and started to provide certain related services to an unaffiliated third party beginning August 15, 1998 through August 31, 1999, subject to early termination at the option of the Company. The revenues from this lease and service agreement are $138,000 per month. In addition, the Company leased the C-4 satellite transponder to a third party beginning July 1998 through December 31, 2002. The Company also leased one digital channel and provides certain related services to an affiliate beginning July 1998 through July 1, 2001. These agreements generate revenues of approximately $160,000 and $97,000 per month, respectively. The increase in revenue was partially offset by a reduction of $0.8 million in satellite delivery and product support revenues due to the expiration of a third party agreement in October 1997.

     Total Operating Expenses--Total operating expenses increased $3.4 million, or 45%, from $7.5 million for the three months ended September 30, 1997 to $10.9 million for the three months ended September 30, 1998. This increase was due primarily to an increase in radio programming expenses, radio advertising representation expenses, television programming expenses, selling and marketing expenses and general and administrative expenses. As a percentage of total revenues, total operating expenses increased from 92% for the three months ended September 30, 1997 to 97% for the three months ended September 30, 1998.

     Radio Programming Expenses--Radio programming expenses increased $0.6 million, or 38%, from $1.5 million for the three months ended September 30, 1997 to $2.1 million for the three months ended September 30, 1998 due primarily to the purchase of MediaAmerica. As a percentage of radio programming revenues, radio programming expenses increased from 56% for the three months ended September 30, 1997 to 74% for the three months ended September 30, 1998.

     Radio Advertising Representation Expenses--As the result of the acquisition of MediaAmerica, the Company generated radio representation expenses of $0.5 million for the three months ended September 30, 1998.On a historical basis, MediaAmerica's operating expenses increased $0.1 million, or 3%, from $2.8 million for the three months ended September 30, 1997 to $2.9 million for the three months ended September 30, 1998 due to an increase in the number of radio programs offered by MediaAmerica.

     Television Programming Expenses--Television programming expenses increased $0.8 million, or 27%, from $2.8 million for the three months ended September 30, 1997 to $3.6 million for the three months ended September 30, 1998, due primarily to an increase in amounts paid to cable systems receiving the Product Information Network. For the three months ended September 30, 1997 and 1998, the PIN Venture made incentive payments of approximately 60% and 76%, respectively, of its advertising revenues to these systems. As a percentage of television programming revenues, television programming expenses increased from 76% for the three months ended September 30, 1997 to 87% for the three months ended September 30, 1998.

     Satellite Delivery and Production Support Expenses--Satellite delivery and production support expenses increased $0.2 million, or 19%, from $1.2 million for the three months ended September 30, 1997 to $1.4 million for the three months ended September 30, 1998. The increase is due primarily to additional third party and affiliated usage of the C-3 satellite transponder. As a percentage of satellite delivery and production support revenues, satellite delivery and production support expenses increased from 69% for the three months ended September 30, 1997 to 78% for the three months ended September 30, 1998.

     Selling and Marketing Expenses--Selling and marketing expenses increased $0.4 million, or 53%, from $0.9 million for the three months ended September 30, 1997 to $1.3 million for the three months ended September 30, 1998 due to (i) an increase of $0.5 million in selling and marketing expenses from the acquisition of MediaAmerica and (ii) an increase of $0.2 million in marketing expenses due to the increased marketing efforts undertaken to increase the distribution of Great American Country. The increase was offset by a decrease of $0.3 million in Product Information Network marketing expenses. As a percentage of total revenues, selling and marketing expenses increased from 11% for the three months ended September 30, 1997 to 12% for the three months ended September 30, 1998.

     General and Administrative Expenses--General and administrative expenses increased $0.9 million, or 81% from $1.1 million for the three months ended September 30, 1997 to $2.0 million for the three months ended September 30, 1998. The increase is due to (i) an increase of $0.7 million due to the acquisition of MediaAmerica and (ii) an increase of $0.4 million in amortization expenses related to the amortization of subscriber incentive payments and goodwill related to the acquisition of MediaAmerica. The increase was partially offset by a decrease in general and administrative expenses due to Company cost reduction efforts. As a percentage of total revenues, general and administrative expenses increased from 13% for the three months ended September 30, 1997 to 18% for the three months ended September 30, 1998.

     Total Other Expense--Total other expense increased $2.1 million, or 150%, from $1.4 million as reported for the three months ended September 30, 1997 to $3.5 million for the three months ended September 30, 1998. This increase is due primarily to (i) a $0.6 million write off of capitalized loan fees related to the credit facility, (ii) an increase of $2.6 million in interest expense related to the offering by the Company of $100 million of 11 3/4% Senior Secured Notes in July 1998 (the "Notes"), an increase of $0.2 million related to the amortization of deferred debt offering costs, (iii) an increase of $0.2 million in interest expense related to other debts and (vi) and increase of $0.3 million of non-recurring expenses related to the Notes offering. This increase was offset by a decrease of $1.3 million in interest expense related to the prepayment of capital leases and other debt.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Total Revenues--Total revenues increased $3.9 million, or 18%, from $21.1 million for the nine months ended September 30, 1997 to $25.0 million for the nine months ended September 30, 1998. This increase was due primarily to (i) the acquisition of MediaAmerica, (ii) an increase in Great American Country advertising revenues and (iii) revenues resulting from the consolidation of the PIN Venture.

     Radio Programming Revenues--Radio programming revenues decreased $1.2 million, or 16%, from $7.8 million for the nine months ended September 30, 1997 to $6.6 million for the nine months ended September 30, 1998, due to a $1.7 million, or 24%, decrease in advertising revenues. Sales of radio advertising for the first nine months of 1998 have been adversely affected by the January 1998 entry of AMFM into the market, which added approximately 20% more radio advertising inventory to the marketplace, thereby increasing competition for network radio advertising dollars. Additionally, AMFM has been able to shift the focus of network radio advertisers to its radio network which delivers larger market radio stations as compared to the radio stations delivered by the Company's radio network. During the first nine months of 1998, the Company realized lower rates, as compared to 1997. AMFM's entry into the marketplace, as well as the increased amount of advertising inventory in the marketplace, will continue to have a negative impact on the Company's advertising spot rates in the fourth quarter of 1998 and into 1999. The decrease was partially offset by the elimination of $0.4 million in advertising sales representation selling commission costs (contra revenues) charged by MediaAmerica. Licensing revenues remained relatively stable reflecting the Company's strategy to focus on radio station affiliates with significant audiences, which are generally not charged a license fee.

     As a result of the changes occurring in the marketplace, the Company is focusing on increasing the amount it receives per radio advertising spot and its sellout percentage. Historically, the Company has sold its advertising to traditional network advertisers. With the recent shift in the radio advertising market, the Company is concentrating its efforts on advertisers that have targeted the specific demographics that the Company's programming serves. There can be no assurance that this strategy will be successful in increasing radio programming revenues.

     Radio Advertising Representation Revenues--As the result of the acquisition of MediaAmerica, the Company generated radio representation revenues of $2.4 million for the three months ended September 30, 1998. On a historical basis, MediaAmerica's revenues decreased $1.4 million, or 13%, from $10.5 million for the nine months ended September 30, 1997 to $9.1 million for the nine months ended September 30, 1998. In December 1997, MediaAmerica's agreement with its largest radio advertising representation customer was terminated, and a termination fee was paid to MediaAmerica in the first half of 1998. MediaAmerica has continued to provide radio advertising representation services to such customer in 1998, but the level of advertising sales has declined substantially from that provided in 1997. AMFM's entry into the marketplace has also negatively affected MediaAmerica's revenues from representation clients. These factors have resulted in lower commission revenue generated by MediaAmerica, and therefore its revenues, for the first nine months of 1998 were lower that than 1997 comparable period.

     Television Programming Revenues--Television programming revenues increased $4.4 million, or 57%, from $7.6 million for the nine months ended September 30, 1997 to $12.0 million for the nine months ended September 30, 1998, due primarily to: (i) the consolidation of the PIN Venture which for financial statements reporting purposes resulted in an increase of $3.3 million in advertising revenues, (ii) an increase of $0.3 million in advertising revenues on the Product Information Network as a result of the increase in the number of subscribers receiving its programming, (iii) an increase of $0.6 million in Great American Country advertising revenues due to higher advertising rates being charged for airtime as a result of an increase in the number of its subscribers, and (iv) an increase of $0.2 million in Great American Country affiliate fees due to an increase in the number of its subscribers paying affiliate fees.

     Satellite Delivery and Production Support Revenues--Satellite delivery and production support revenues decreased $1.6 million, or 29%, from $5.6 million for the nine months ended September 30, 1997 to $4.0 million for the nine months ended September 30, 1998 due to (i) the expiration in October 1997 of a third party satellite delivery and production support services agreement, resulting in a reduction of $2.1 million in satellite delivery revenues, and (ii) the consolidation of the PIN Venture which for financial statement reporting purposes resulted in the elimination of $0.4 million in satellite delivery revenues. This decrease was partially offset by satellite agreement the Company entered into to provide three digital channels and certain related services to a third party from August 15, 1998 through August 31, 1999, subject to early termination at the option of the Company. The revenues from this lease and service agreement are $138,000 per month. In addition, the Company leased the C-4 satellite transponder to a third party from July 1998 through December 31, 2002. The Company also leased one digital channel and certain related services to an affiliate from July 1998 through July 1, 2001. These agreements generate revenues of approximately $160,000 and $97,000 per month, respectively.

     Total Operating Expenses--Total operating expenses increased $8.2 million, or 43%, from $19.0 million for the nine months ended September 30, 1997 to $27.2 million as reported for the nine months ended September 30, 1998. This increase was due primarily to an increase in radio programming, radio advertising representation, television programming expenses, selling and marketing expenses and general and administrative expenses. As a percentage of total revenues, total operating expenses increased from 90% for the nine months ended September 30, 1997 to 109% for the nine months ended September 30, 1998.

     Radio Programming Expenses--Radio programming expenses increased $1.1 million, or 26%, from $4.4 million for the nine months ended September 30, 1997 to $5.5 million for the nine months ended September 30, 1998, due primarily to an increase in programming production expenses. Programming production expenses increased approximately $1.1 million due to an increase in the number of formats and syndicated programs offered by the Company. The Company will be implementing cost reductions such as consolidating its programming, using voice tracking and other technologies to reduce programming costs, and reducing overhead. As a percentage of radio programming revenues, radio programming expenses increased from 55% for the nine months ended September 30, 1997 to 83% for the nine months ended September 30, 1998.

     Radio Advertising Representation Expenses--As the result of the acquisition of MediaAmerica, the Company generated radio representation expenses of $0.5 million for the nine months ended September 30, 1998.On a historical basis, MediaAmerica's operating expenses increased $0.5 million, or 7%, from $7.8 million for the nine months ended September 30, 1997 to $8.3 million for the nine months ended September 30, 1998 due to an increase in the number of radio programs offered by MediaAmerica.

     Television Programming Expenses--Television programming expenses increased $4.6 million, or 79%, from $5.8 million for the nine months ended September 30, 1997 to $10.4 million for the nine months ended September 30, 1998, due to the consolidation of the PIN Venture and the increase in amounts paid to cable systems receiving the Product Information Network. For the nine months ended September 30, 1997 and 1998, the PIN Venture made incentive payments of approximately 60% and 75%, respectively, of its advertising revenues to these systems. The increase was offset by the decrease in allocation of the satellite delivery and production support expenses attributable to the Production Information and the Great American Country Networks. As a percentage of television programming revenues, television programming expenses increased from 76% for the nine months ended September 30, 1997 to 87% for the nine months ended September 30, 1998.

     Satellite Delivery and Production Support Expenses--Satellite delivery and production support expenses remained relatively flat at $3.8 million for the nine months ended September 30, 1997 and 1998. As a percentage of satellite delivery and production support revenues, satellite delivery and production support expenses increased from 67% for the nine months ended September 30, 1997 to 95% for the nine months ended September 30, 1998 due to the expiration in October 1997 of a third party satellite delivery and product support service agreement. Which Satellite capacity became available due to the expiration of this agreement was not released until July 1998.

     Selling and Marketing Expenses--Selling and marketing expenses increased $1.0 million, or 44%, from $2.1 million for the nine months ended September 30, 1997 to $3.1 million for the nine months ended September 30, 1998 due to an increase of $0.6 million in marketing expenditures to increase Great American Country's distribution, an increase of $0.1 million due to the consolidation of the PIN Venture and an increase of $0.3 million due to the acquisition of MediaAmerica. As a percentage of total revenues, selling and marketing expenses increased from 10% for the nine months ended September 30, 1997 to 12% for the nine months ended September 30, 1998.

          General and Administrative Expenses--General and administrative expenses increased $1.1 million or 37% from $3.0 million for the nine months ended September 30, 1997 to $4.1 million for the nine months ended September 30, 1998, due primarily to (i) an increase in non-recurring expenses related to the Notes offering and an (ii) increase of $0.7 million due to the acquisition of MediaAmerica. As a percentage of total revenues, general and administrative expenses increased from 14% for the nine months ended September 30, 1997 to 16% for the nine months ended September 30, 1998.

          Total Other Expense--Total other expense increased $1.4 million, or 28%, from $4.9 million for the nine months ended September 30, 1997 to $6.3 million for the nine months ended September 30, 1998. The increase was due to a write-off of deferred offering costs of $0.9 million in 1997 for which no similar expense was incurred in the first nine months of 1998, $0.3 million of expenses incurred in the first half of 1998 related to the MediaAmerica acquisition and the Notes offering and an increase of $2.4 million in interest expense related to the Notes.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's ability to successfully implement its growth strategies is subject to the availability of cash generated from operations and equity and/or debt financing. Following the completion of a $100 million Notes financing in July 1998, the Company had cash and cash equivalents and available for sale securities of $24.7 million (as of September 30, 1998), including $10.0 million of cash set aside in the Reserve Account to be used solely for payment of interest on the Notes and acquisitions. The Company will be limited in its ability to incur additional debt by the terms of the indenture (the "Indenture") entered into in connection with the offering of the Notes. There can be no assurance that the Company will have sufficient cash flow from operations after debt service to support its growth strategies. In addition, there can be no assurance that the capital resources necessary to accomplish the Company's growth strategies over the long term will be available, or if available, will be on terms and conditions acceptable to the Company.

          Since its inception, the Company has incurred net losses primarily as a result of expenses associated with developing and launching its programming networks. For the nine months ended September 30, 1998, the Company incurred net losses of $(8.7) million. Net cash used in operating activities for the nine-month period ended September 30, 1998 was ($7.5) million, as compared with net cash provided by operations of $6.6 million for the nine months ended September 30, 1997. Net cash used in operating activities increased for the nine-month period ended September 30, 1998 because of modest revenue growth and significantly higher expenses during the period, as described above. Net cash used in operating activities for the nine month period ended September 30, 1998 includes the net repayment of $7.3 million of advances from Jones International.

          Net cash used in financing activities for the nine month period ended September 30, 1998 was $58.4 million. The Company's financing activities have consisted primarily of issuance of the Notes ($100 million) and repayments of a capital lease obligation ($28.8 million) and loans from related parties ($6.6 million).

          Effective August 15, 1996, the Company purchased all of the outstanding common stock of Galactic Radio from Jones Global Group, Inc. ("Global Group"), an affiliate of the Company, for $17.2 million. Global Group had acquired Galactic Radio from Jones Intercable, a related party, for $17.2 million on September 14, 1996. The Company paid the purchase price to Global Group using $1.2 million in cash, which was advanced to the Company by Jones International, with the balance paid in the form of a $16.0 million note. Effective September 30, 1997, $6.0 million of the $16.0 million note payable to Global Group was converted into 400,000 shares of the Company's Class B Common Stock at $15 per share. Effective upon the closing of the offering of the Notes, the Jones Global Group Note was converted into 666,667 shares of Class A Common Stock valued at $15 per share.

          In July 1998, the Company acquired substantially all of the assets and liabilities of MediaAmerica. Pursuant to the Acquisition, MediaAmerica received $26.7 million in cash and $6.0 million in shares of Class A Common Stock of the Company valued at $15 per share. MediaAmerica also received approximately 142,000 additional shares of Class A Common Stock, valued at $15 per share, as the estimated working capital adjustment. calculated on the date of closing In addition, MediaAmerica may receive as additional consideration in the acquisition up to $5 million in additional shares of Class A Common Stock, with the excess, if any, to be paid in cash, pursuant to the terms of an earnout provision.

          In March 1998, Radio Holdings entered into a five year $30 million secured revolving credit facility with a commercial bank. Borrowings of $16.3 million under the credit facility were used to repay a $6.6 million note payable to Jones Intercable and to repay $9.7 million in advances from Jones International. In July 1998, the Company terminated this credit facility and repaid outstanding borrowings using the proceeds from the Notes offering.

          The Company has received advances and loans from Jones International and related companies to fund its operating and investing activities in the past, but anticipates that Jones International will not make additional advances to the Company in the future. Outstanding advances from Jones International and related parties at September 30, 1998 were approximately $2.5 million. The Company expects to repay these advances with cash flow from operations and/or available cash balances. Jones International and such related companies are under no obligation to provide additional advances or loans to the Company.

          Until July 1997, the Company had financed its ownership of two analog satellite transponders through a capital lease agreement that was fully prepaid in July 1997 with $27.6 million of the proceeds of the Notes offering. The channel capacity on one satellite transponder has been digitally compressed to seven channels, four of which are currently leased to Product Information Network, Great American Country and two related parties. This transponder could now be digitally compressed into additional channels if demand warranted. The Company recently leased the other three digital channels and certain related services until August 31, 1999, subject to early termination at the option of the Company. The revenues from this lease and service agreement are $138,000 per month. In addition, the Company has leased the C-4 satellite transponder to a third party beginning July 1998, and one digital channel and certain related services to an affiliate beginning July 1998. These agreements generate revenues of approximately $160,000 and $97,000 per month, respectively.

          Pursuant to the terms of one GAC Equity Agreement, an MSO was granted a put option in respect of the shares of Class A Common Stock that may be issued to it under such agreement. The put option provides that, if as of December 31, 2001, the Company or its successor has not completed a public offering of its securities, the MSO may, within 60 days of such date require the Company to purchase its Class A Common Stock at a price equal to all or a portion of the license fees that would have been paid during the period between the date of the agreement and the exercise date of the put option. The purchase price would be based on the total number of MSO subscribers receiving Great American Country as of December 31, 1998. In the event the MSO provides the full number of subscribers committed under the agreement by December 31, 1998, the estimated purchase price of the Class A Common Stock in the event the put option is exercised would be approximately $1,300,000. The Company intends to continue to enter into similar arrangements in the future, to the extent permitted under the terms of the Indenture.

          The Company depends, and will continue to depend, significantly upon the earnings and cash flows of, and dividends and distributions from, its subsidiaries to pay its expenses, meet its obligations and pay interest and principal on the Notes and its other indebtedness. While the terms of the Company's joint ventures (including the PIN Venture) generally require the mutual consent of the Company and its joint venture partners to distribute or advance funds to the Company, there are no significant contractual restrictions on distributions from each of the Subsidiary Guarantors (as defined in the Indenture) to the Company. Management believes that the proceeds from the Notes and operating cash flow, including the cash flows of, and dividends and distributions from its subsidiaries, will be sufficient to fund the Company's cash flow requirements through December 31, 1999. The Company deposited $10.0 million of the proceeds of the offering of the Notes in a Reserve Account which will be used for payment of principal of and interest on the Notes ($11.8 million per year) and for acquisitions. However, payment of interest for the full term of the Notes will require an increase in cash flows from operations, which will continue to be affected by various factors discussed herein.

          In May 1998, BCI Telecom Holding Inc. ("BTH") announced its intention to sell approximately half of its shares of Intercable's Class A Common Stock to Comcast Corporation ("Comcast"). BTH also announced its intention to grant to Comcast the right to acquire all of the Common Stock held by International and its affiliates from BTH if and when BTH exercises its option to purchase such shares in 2001. BTH also announced its intention to sell to Comcast at the time that the option is exercised its remaining holdings of Intercable's Class A Common Stock.

          On August 12, 1998, Intercable, International, BTH and Comcast announced that agreements had been entered into that accelerated the exercise of the option by Comcast, and allow for the early closing of the transaction between Comcast and BTH. Upon the transfer of a controlling interest in Intercable from International and its affiliates to Comcast, Jones Intercable will no longer share in many of the administrative and related expenses which have historically been shared by the various entities affiliated with Mr. Jones, including the Company. Because Jones Intercable is the largest of such sharing entities, its exclusion from the allocation process will cause the Company to incur material increases beginning in the second quarter of 1999 in certain overhead and related costs, including computer services, insurance, and personnel costs for accounting, legal, risk management and human resources services.

IMPACT OF THE YEAR 2000 ISSUE

          The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes.

          Jones Intercable initiated an assessment of how the Year 2000 problem could affect its operations and the operations of related companies in the summer of 1997 and established a Y2K Office to manage the process for all Jones companies. A subsidiary of the Company provides computer hardware and software services to the Company and related parties, including Jones Intercable, which is the largest user of these services. The Y2K Office meets regularly with a review committee that includes the Controller of the Company.

          During 1997, the Y2K Office conducted Year 2000 awareness sessions within the Company and developed a comprehensive inventory of computer systems and computer-controlled devices that are potentially affected by the Year 2000 issue. Then, the Y2K Office prepared a risk assessment profile to identify Year 2000 priorities by analyzing and determining whether the Year 2000 related risks were low, medium or high and whether the business impact would be marginal, manageable, critical or fatal for each system and device that may be affected by the Year 2000 issue. Based on its risk assessment profile, the Y2K Office analyzed the various systems and devices and determined whether to retire, repair/correct, replace/upgrade or ignore those that posed Year 2000 issues.
The Company determined that its first priority would be operational support/facility systems and then all other systems thought to be non-compliant.

          The Y2K Office is currently implementing the steps needed to address the Year 2000 problem based upon its set priorities and is testing the implemented solutions. The Y2K Office's schedule for implementing and testing its Year 2000 solutions for systems that have been determined to be first priority for the Company is as follows:

                                                                                                     Expected
                                                                                                    Completion
Project                                                  Description                                   Date
-------                                                  -----------                                ----------
Financial Information Management
 System....................................              Test for Y2K compliance                       1Q99

Human Resources Information
 System....................................              Test for Y2K compliance                       2Q99

Unix Hardware and Software.................              Upgrade to Y2K compliant releases
                                                          and test for compliance                      1Q99
Local Area Network ("LAN") and
 Wide Area Network ("WAN")
 Components................................              Determine which components are not Y2K
                                                          compliant                                    1Q99
LAN/WAN Hardware and
 Software..................................              Upgrade to Y2K compliant releases and
                                                          test for compliance                          2Q99

Telephony Systems..........................              Upgrade to Y2K compliant releases and
                                                          test for compliance                          1Q99

PIN Network Traffic and Billing
 System....................................              Y2K certification testing                     1Q99

          In 1999, the Y2K Office will focus on Year 2000 compliance issues with respect to other systems, such as desktop hardware and software, data archiving systems, traffic and billing reconciliation applications and other record management systems. The Company has not used, and does not plan to employ, unaffiliated third party verification and validation processes to assure the reliability of its risk and cost estimates. The Company has not deferred any other information technology projects due to Year 2000 efforts.

          The Y2K Office commenced contacting vendors of application and operation system software in 1997 and continues to work with vendors through industry groups focused on Year 2000 issues. The Company has not yet determined the extent to which it is vulnerable to the failure by vendors and customers that have a material relationship with the Company to remediate Year 2000 compliance issues. Management believes, but makes no assurance, that the Company does not supply to third parties systems or equipment that may cause a Year 2000 problem.

          The Company has not incurred any material historical Year 2000 costs to date. Management does not have an estimate for future Year 2000 project costs that may be incurred. Management expects, but makes no assurance that, future Year 2000 project costs will not have a material adverse effect on its financial condition and results of operations.

          The Company has not yet formulated contingency plans in the event that systems are not Year 2000 compliant. The Company recognizes the need for a contingency plan and plans to develop one by the first quarter of 1999. There can be no assurance that the Company's systems will be Year 2000 compliant in time. The Year 2000 issue poses many risks for the Company and could materially adversely affect its financial condition and results of operations.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Exposure

  Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices. The Company is exposed to market risk through interest rates. This exposure is directly related to its normal funding and investing activities.

  Approximately 2.5 million of the Company's borrowed debt is subject to changes in interest rates; however, the Company does not use derivatives to manage this risk. This exposure is linked primarily to the prime rate. The Company believes that a moderate change in the prime rate would not materially affect operating results or financial condition of the Company.

Item 5:  Other Materially Important Events.

Eric Hauenstein, formerly President/General Manager of the Company's Radio Network, left the Company on December 4, 1998. His responsibilities will be assumed by Ron Hartenbaum and others within the Company's Radio Network.

Item 6.  Exhibits and Reports on Form 8-K

     a) Exhibits

        None

     b) Reports on Form 8-K

        None

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       JONES INTERNATIONAL NETWORKS, LTD.

       By: /s/ Jay B. Lewis
           Jay B. Lewis
           Group Vice President/Finance
           (Principal Financial Officer)

Dated: December 15, 1998