Form 10-K
period 1998-12-31
JONES INTERNATIONAL NETWORKS LTD /CO/
filed 1999-03-26
CIK 1067465

                                     FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                         OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the year ended December 31, 1998
Commission file number: 333-62077

                         JONES INTERNATIONAL NETWORKS, LTD.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

     Colorado                                          84-1470911
     --------                                          ----------
(State of Organization)                                (IRS Employer
                                                       Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309          (303) 792-3111
---------------------------------------------          -----------------------
(Address of principal executive office and Zip Code)   (Registrant's telephone
                                                       no. including area code)


       Securities registered pursuant to Section 12(g) of the Act:  None*
       ----------------------------------------------------------

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X                                                     No
        -----                                                      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __________

*This Annual Report on Form 10-K is being filed pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended.

(40771)

                         JONES INTERNATIONAL NETWORKS, LTD.

                             ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED DECEMBER 31, 1998


                                 TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
                                PART I
 ITEM 1.   BUSINESS                                                        1
      The Company                                                          1
              Radio Programming                                            2
                 Radio Advertising Representation Services                 3
                 Television Programming--Great American Country            3
                 Television Programming--Product Information Network       3
                 Satellite Delivery and Production Support Services        4
      Company Background                                                   4
      Employees                                                            5
      Issuance of Debt in 1998                                             5
      Radio Programming                                                    6
                The Radio Programming Market                               6
                24-Hour Programming                                        7
                Long-Form Programming                                      7
                Short-Form Programming                                     7
                Services                                                   7
        The Radio Network--Jones Radio                                     7
        Radio Advertising Representation Services                         10
                The Radio Advertising Market                              10
                MediaAmerica                                              11
        Other Audio Services                                              12
        Television Programming--Great American Country                    12
                The Cable Television Market                               12
                 The Country Music Industry                               12
                 Great American Country                                   13
        Television Programming--The Product Information Network           14
                  Long-Form Advertising Market                            14
                  The Product Information Network                         15
         Satellite Delivery and Production Support Services               16
         Competition                                                      17
                  Radio Network                                           17
                  Radio Advertising Representation Services               18
                  Television Networks                                     18



                  Satellite Delivery and Production Support Services      19
                  Other Competitive Factors                               19
         Government Regulation                                            20
          Risk Factors                                                    20

 ITEM 2.   PROPERTIES                                                     21

 ITEM 3.   LEGAL PROCEEDINGS                                              21

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY                    21
           HOLDERS

                                PART II

 ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND                      22
           RELATED STOCKHOLDER MATTERS

 ITEM 6.   SELECTED FINANCIAL DATA                                        23

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                 32
           MARKET RISK

 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY                         33
           DATA

 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH                              69
           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE

                               PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE                        69
           REGISTRANT

 ITEM 11.  EXECUTIVE COMPENSATION                                         73

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL                       77
           OWNERS, DIRECTORS AND MANAGEMENT

 ITEM 13.  CERTAIN TRANSACTIONS                                           78

                                PART IV

 ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K                               83


Certain information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that Jones International Networks, Ltd. (the "Company") expects, believes or anticipates will or may occur in the future, including such matters as changes in the industries in which the Company operates, the Company's acquisition and marketing strategies, capital expenditures, the Company's operating strategies, the effects of competition, the Company's expansion plans and other such matters, are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

                                    PART I

                               ITEM 1.  BUSINESS

THE COMPANY

     Jones International Networks, Ltd. (the "Company") is a Colorado corporation organized in 1998 as the successor to a number of businesses which have been in operation for a number of years. The Company provides radio programming to radio stations in the U.S. and cable television programming to cable system operators. The Company's radio programming includes twelve 24-hour formats and 18 syndicated programs that are broadcast by approximately 2,300 radio station affiliates throughout the United States to over 33 million weekly listeners. The Company's cable television programming consists of Great American Country (country music videos) and the Product Information Network (long-form advertising). Pursuant to affiliate agreements with five of the ten largest multiple-system operators ("MSOs"), as well as the two cable programming cooperatives and others, Great American Country was distributed to 7.2 million subscribers at December 31, 1998. The Product Information Network is presently distributed to 304 cable systems and broadcast affiliates and is available to 20.6 million households. The Company has successfully expanded the reach of its cable television programming to a broad number of major MSOs as a result of the extensive experience of the Company's senior management team, including Mr. Glenn R. Jones, the Company's Chairman and majority shareholder.

     In July 1998, the Company acquired (the "Acquisition") substantially all the assets of MediaAmerica, Inc. ("MediaAmerica"). MediaAmerica was founded in 1987 to provide advertising representation services to providers of radio programming, such as the Company, and in 1994 expanded to provide radio programming and other services to radio stations. The Acquisition provides the Company with a group of experienced executives who have long-standing relationships with many advertising agencies and advertisers that the Company believes will be valuable in driving its advertising-related revenue growth.

     The Company primarily derives its revenues from the sale of the radio station or cable television system airtime inventory to national advertisers that are attracted to the Company's ability to efficiently reach a large national audience across a variety of demographics and markets. The Company also receives license fees from MSOs that carry Great American Country and provides satellite delivery and production support services for its own programming operations as well as to others.

     The Company provides a wide variety of advertisers many different ways to reach their target audiences through network radio and cable television. Given network radio's wide reach and relatively low advertising costs, it is one of the most cost-effective means to reach targeted demographic groups. The Company's radio audience demographics are primarily adults, ages 25-54. Great American Country, the Company's country music television network, also targets this demographic sector. According to industry sources, country music is one of America's most popular music formats. In addition, the Company believes the Product Information Network's long-form advertising provides television advertisers with a cost-effective medium to deliver sales messages, product introductions and demonstrations to targeted audiences. The Company believes that the number of advertisers and the volume of long-form advertising will continue to grow as the Product Information Network's coverage of U.S. households increases and other advertisers, who have not historically utilized long-form advertising, take advantage of the benefits of long-form advertising to reach their desired audience.

     RADIO PROGRAMMING.   The Company, through its radio programming
division, Jones Radio Network, Inc. ("Jones Radio"), typically provides programming to its radio affiliates in exchange for commercial airtime inventory which it sells to national advertisers. Jones Radio's programming and related services offer radio stations a cost-efficient alternative to the talent, time and expense required to develop in-house programming. In addition, Jones Radio's variety of appealing 24-hour formats, primarily country and adult contemporary, and its nationally recognized group of syndicated programs and personalities, enable radio stations to distinguish themselves within their increasingly competitive markets. As a group, Jones Radio's radio station affiliates generally capture larger audience (measured by average quarter hour listeners ("AQH")) as a result of broadcasting Jones Radio's programming, which can result in additional local advertising revenues for these radio stations. Jones Radio has been a successful provider of country music programming, one of the most popular music formats with over 4 million U.S. listeners each week. Jones Radio provides its programming to approximately 30% of all country radio stations in the United States and believes it is the largest provider of country music programming to U.S. radio stations. As a result of the Acquisition, Jones Radio has substantially increased its AQH to 6.5 million, which represents 33 million total weekly listeners. While Jones Radio has historically provided programming to radio stations in small and medium-sized markets, it is currently focusing its programming development efforts on programming that will appeal to larger markets. Jones Radio has radio station affiliates in all 50 states and in all of the top 50 markets.

     RADIO ADVERTISING REPRESENTATION SERVICES.   As a result of the
Acquisition, the Company offers advertising representation services to providers of radio programming throughout the United States. As a representation firm, MediaAmerica historically acted as an intermediary between advertisers and radio programming providers, such as the Company. The Company was one of MediaAmerica's largest customers in 1997 for this type of service. The Company plans to develop numerous cross-selling opportunities and other synergies that arise from the complementary nature of MediaAmerica's services and customer base. There can be no assurance that the Company will be successful in these efforts.

     TELEVISION PROGRAMMING--GREAT AMERICAN COUNTRY.   Great American
Country, Inc. is a 24-hour country music video network that capitalizes on the popularity of country music and leverages the Company's core competency in country music programming. Great American Country represents a high-quality alternative to currently available country music networks and offers MSOs attractive incentives for carriage. In order to drive subscriber growth, Great American Country generally offers affiliates a one-time cash launch incentive and waives license fees for a certain period which varies based on the level of subscriber commitment. In 1998, the Company entered into agreements with two significant MSOs to issue them shares of the Company's Class A Common Stock in return for which Great American Country will be paid license fees from the date of launch (the "GAC Equity Agreements"). Great American Country has affiliate agreements with five of the ten largest MSOs, including Adelphia Communications Corporation ("Adelphia"), Comcast Cable Communications, Inc. ("Comcast"), Jones Intercable, Inc. ("Jones Intercable"), TCI Communications, Inc. ("TCI") and Time Warner Networks, Inc. ("Time Warner"), as well as the two cable programming cooperatives, Telesynergy, Inc. and National Cable Television Cooperative, Inc.

     TELEVISION PROGRAMMING--PRODUCT INFORMATION NETWORK.   The Company
introduced the Product Information Network in October 1993 to capitalize on the growing infomercial industry which, based on industry statistics, represents approximately $1 billion of airtime expenditures. The Product Information Network is aired on a full-time (24-hour) basis or on a part-time basis, thereby affording cable and broadcast affiliates the opportunity to generate incremental revenues from otherwise under-utilized time. The Product Information Network airs long-form informational programming from all of the major infomercial producers. Through agencies, it also airs advertising from major corporate advertisers. Since December 31, 1994, the Product Information Network has increased its base of cable subscribers and broadcast households from 1.5 million to 20.6 million at December 31, 1998. At December 31, 1998, the Product Information Network was distributed to 8.6 million full-time revenue equivalent subscribers through 304 cable systems and broadcast affiliates. The MSOs that carry the network on a portion of their cable systems include the ten largest MSOs:

including Adelphia, Cablevision Systems Corporation ("Cablevision"), Comcast, Cox Communications, Inc. ("Cox"), Jones Intercable, Marcus Cable Company, LP ("Marcus Cable"), MediaOne Group, TCI, Century Communications and Time Warner. The Product Information Network operates through a joint venture between the Company and Cox (the "PIN Venture").

     SATELLITE DELIVERY AND PRODUCTION SUPPORT SERVICES.   The Company
supports the production and distribution of its radio and cable television programming operations through its state-of-the-art satellite uplinking facilities. The Company's satellite delivery and production support services provide reliable and efficient playback, trafficking, uplinking and satellite transmission services to the Company's radio and cable television programming operations and to other companies. The Company believes that the integration of these distribution services gives it strict management and quality control over the distribution of its programming. The Company has financed its ownership of two analog satellite transponders through a capital lease that was fully prepaid with a portion of the proceeds of the offering of its
11 3/4% Senior Secured Notes due 2005. The channel capacity on one satellite transponder has been digitally compressed to seven channels, four of which are currently leased to Product Information Network, Great American Country and two related parties. This transponder could now be digitally compressed into additional channels if demand warranted. In August 1998, the Company entered into a lease agreement with an unaffiliated party for the lease of
three digital channels until August 31, 1999.   The Company is currently in
the process of soliciting prospective lessees for these three digital channels once the current lease agreement expires on August 31, 1999. The Company continues to market both its upcoming and existing additional compressible capacity on its Satcom C-3 transponder and related services.
The other satellite transponder is an analog channel which the Company leased on a long-term basis to a third party in mid-1998.

COMPANY BACKGROUND

     The Company was founded by Glenn R. Jones. Mr. Jones is the Chairman and Chief Executive Officer of Jones Intercable, one of the ten largest MSOs serving more than 1.4 million subscribers through 37 cable television systems in the United States. Mr. Jones has been instrumental in leading the Company's early growth and continues as its majority shareholder and Chairman. Mr. Jones beneficially owns 100% of the Company's Class B Common Stock, which has the right as a class to elect 75% of the Company's Board of Directors, and 78.7% of the Company's Class A Common Stock, and he controls the election of the six members of the Company's Board of Directors (subject to certain contractual agreements made in connection with the Acquisition). Mr. Jones has been a leader in the cable television business for over 35 years and in 1994 he was inducted into the Broadcasting and Cable Hall of Fame. Jones Intercable is a significant customer of the Company, as it distributes Great American Country and the Product Information Network to most of its subscribers. This relationship is expected to continue in accordance with current contractual arrangements after the closing, in early 1999, of the acquisition by Comcast Corporation of certain shares representing a controlling interest in Jones Intercable from Mr. Jones and other major shareholders of Jones Intercable. Knowledge TV, Inc., an affiliate of the Company, also leases satellite transponder capacity and purchases uplinking and other services from the Company.

     Upon the sale of Mr. Jones' interest in Jones Intercable, Jones Intercable will no longer share in many of the administrative and related expenses which have historically been shared by the various entities affiliated with Mr. Jones, including the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company was incorporated as a Colorado corporation and is the successor to certain affiliated entities that previously conducted certain of its businesses. The Company's corporate offices are located at 9697 East Mineral Avenue, Englewood, Colorado 80112, and its telephone number is
(303) 792-3111.

EMPLOYEES

     The Company refers to its employees as associates. As of December 31, 1998, the Company had 177 full-time and 78 part-time associates, including MediaAmerica personnel. In addition, the Company maintains relationships with independent writers, program hosts, technical personnel and producers. None of the associates are covered by a collective bargaining agreement, and the Company believes its employee relations to be good.

ISSUANCE OF DEBT IN 1998

     In July 1998, the Company sold $100,000,000 of its 11 3/4% Senior Secured Notes due July 1, 2005 (the "Senior Notes"). The Senior Notes are secured by the capital stock of the Company's subsidiary, JPN, Inc., and its direct subsidiaries. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the following wholly-owned subsidiaries of the Company: JPN, Inc., Jones Space Holdings, Inc., Jones Earth Segment, Inc., Jones Infomercial Networks, Inc., Jones Radio Holdings, Inc., Great American Country, Inc., Jones Galactic Radio, Inc., Jones Infomercial Network Ventures, Inc., Jones Galactic Radio Partners, Inc., Jones Radio Network, Inc., Jones Audio Services, Inc., Jones Radio Network Ventures, Inc., MediaAmerica, Inc., Jones MAI Radio, Inc. and Jones/Owens Radio Programming LLC, (collectively, the "Subsidiary Guarantors"). The only existing subsidiaries of the Company that did not guarantee the Senior Notes are the following three entities: The PIN Venture, a general partnership in which the Company, through a Subsidiary Guarantor, owns a 54% interest; Galactic Tempo, d/b/a Superaudio ("Superaudio"), a general partnership in which the Company, through a Subsidiary Guarantor, owns a 50% interest and Jones/Capstar Radio Programming LLC, a limited liability company in which the Company, through a Subsidiary

Guarantor, owns a 50% interest. Proceeds from the sale of the Senior Notes were used as follows: (i) $28.2 million to prepay the capital lease obligations relating to the satellite transponders, (ii) $26.7 million to finance the cash portion of the Acquisition, (iii) $16.7 million to repay indebtedness under Radio Holding's $30 million revolving credit facility and
(iv) the remaining $23.9 million for general corporate purposes, of which $10 million was deposited into a separate account and was partially used by the Company for the payment of interest on the Senior Notes.

     In December 1998, the Company, pursuant to an effective Registration Statement on Form S-4, completed the exchange of its $100,000,000 aggregate principal amount of 11 3/4% Senior Secured Notes due 2005 (the "Exchange Notes") for all of the Senior Notes. The Exchange Notes evidence the same debt as the Senior Notes which they replace and are entitled to the benefits of the Indenture dated as of July 10, 1998 governing the Senior Notes and the Exchange Notes. The Exchange Notes do not have certain transfer restriction features which applied to the Senior Notes. There were no proceeds to the Company from the issuance of the Exchange Notes pursuant to said exchange offering.

RADIO PROGRAMMING

     THE RADIO PROGRAMMING MARKET

     According to the FCC, there are approximately 10,500 commercial radio stations in the United States. Radio broadcasting has consistently maintained a steady share of total advertising revenues in the United States, in part because it is among the most cost effective forms of advertising. Radio allows the advertiser to target specific demographic groups in particular geographic areas at a relatively low cost, making it available to small, local advertisers as well as large, regional and national advertisers.

     Radio stations compete for advertising revenues in their respective markets. To be competitive, radio stations are continuously seeking the highest quality programming at the lowest cost. Radio stations develop formats such as music, news/talk or various types of entertainment programming, intended to appeal to a target listening audience with demographic characteristics that will attract national, regional and local commercial advertisers. However, limited financial and creative resources, among other things, prevent most radio stations from producing quality programming. Accordingly, radio stations rely on network programming from independent producers, or "syndicators," such as the Company, to enhance or provide their radio programming. Radio programming broadcast on an exclusive geographic basis can help differentiate a station within its market, and thereby enable a station to increase its audience and local advertising revenues. By placing a program with radio stations throughout the United States, the syndicator creates a "network" of stations that carry its programming. A radio network typically provides programming to radio stations in exchange for a contractual amount of commercial broadcast time, usually expressed as a number of minutes per hour or per day, which is then resold to advertisers. The

Company believes that most commercial radio stations utilize radio network or syndicated third party programming. The commercial broadcast time for such programs may vary from market to market within a specified time period, depending upon the requirements of the particular radio station affiliate and the terms of the contract with the affiliate.

     The Telecommunications Act of 1996 (the "Telecom Act") significantly changed the radio broadcast industry by repealing national limits on the number of radio stations that may be owned by one entity and by relaxing the common ownership rules in a single market. As a result, the Telecom Act has created a wave of radio station acquisitions and increased consolidation in the industry. This, in turn, has led many ownership groups to seek ways to cut costs, better manage their operations and improve their efficiencies. Radio networks, such as the Company's, may address these needs by providing high quality programming to radio stations and reducing the radio stations' costs.

     There are four basic types of programs from which a station may select:
24-hour programming, long-form programming, short-form programming and services.

     24-HOUR PROGRAMMING.   This "round-the-clock" programming is aired live
and hosted by announcers. Examples of this type of programming include popular music formats such as country, adult contemporary and oldies.

     LONG-FORM PROGRAMMING.   This type of programming is less than 24 hours
in duration and is designed to fill, on a daily or weekly daypart basis, a one-to six-hour time period of the day, such as mornings-6 a.m. to 10 a.m., middays-10 a.m. to 3 p.m., afternoons-3 p.m. to 7 p.m., evenings-7 p.m. to midnight, or overnights-midnight to 6 a.m. Examples of this type of programming include talk shows hosted by nationally known personalities and popular countdown shows hosted by nationally known on-air personalities.

     SHORT-FORM PROGRAMMING.   This type of programming generally is less
than 5 minutes in duration. Examples of this type of programming include news and commentary radio shows.

     SERVICES.   In addition, radio networks provide radio stations services such as weather reports and comedy services designed to assist on air talent in preparation for these shows. An example includes comedy services, consisting of sound bites, song parodies and fake commercials.

     THE RADIO NETWORK--JONES RADIO

     The Company, through its radio programming division, Jones Radio, provides for the programming needs of radio stations by supplying them with programs and services that individual stations may not be able to produce on their own. The Company offers radio stations a wide selection of regularly scheduled, syndicated programming as well as 24-hour continuous play formats. Because these programs and formats are produced by the Company, the stations have minimal production costs. Typically, each program is offered for broadcast by the Company exclusively to one station in its geographic market, which assists the station in competing for audience share in its local marketplace.

     The Company enters into affiliation agreements with radio stations. Pursuant to these affiliation agreements, the Company typically provides programming to its radio affiliates in exchange for commercial airtime inventory which it sells to national advertisers ("barter"). With respect to the 24-hour formats, the Company may also receive a fee from the affiliated stations for the right to broadcast the formats. The Company's affiliation agreements for 24-hour formats are generally three years in length; long-form and short-form programs and service agreements are generally one year.

     The Company has affiliation agreements with 2,300 radio stations throughout the United States and Canada, with approximately 700 of these stations receiving more than one program. The Company's programming is sold on an exclusive basis in the radio station's city of license. However, the Company is able to place different programs within the same market. There are currently over 100 markets in which the Company has a program on three or more radio stations in the market. The Company controls the production of its programming, allowing it to tailor its programs to respond to current and changing listening preferences. This high-quality, distinctive programming is designed to enable radio stations to improve and differentiate their on-air presentations and increase their ratings, thereby increasing advertising revenues for both the radio stations and the Company. The Company is able to deliver to national advertisers frequency, reach and the primary demographic the national advertisers target, the 25 to 54 year old adult. The Company currently sells advertising to over 100 national advertisers.

     The Company sells its airtime to advertisers either as "up-front" or "scatter" purchases. Up-front purchases are early advertiser commitments for national broadcast time typically lasting 26 to 52 weeks. Scatter purchases are orders for a specific period of time that are typically sold at or above up-front market prices. Advertising prices vary significantly based on prevailing market conditions. The Company's strategy for growth in advertising revenues is to increase its audience size for its programming and to expand the programming it offers to radio stations.

     The Company delivers twelve 24-hour music programs that cover the types of major music formats used by the majority of radio stations across the United States. The Company has radio station affiliates in all 50 states and in all of the top 50 markets. This programming is designed to provide all the programming for the Company's affiliated radio stations, replacing their in-house air talent and significantly reducing their production costs. In order to present a localized "sound," the Company's air talents record unique liners and positioning statements for each affiliate which are cued through the satellite for broadcast at the local station. In addition, the programming provides local breaks for the radio station to insert locally sold commercials, news, weather or traffic. The Company is able to attract and retain programming personnel to provide the radio stations with a high level of experience, consistency and quality not available in the majority of their local markets. The Company has also invested in equipment with redundancy (back-up capability) that its radio station affiliates can rely on without going off the air due to network equipment problems. The radio stations provide the Company with a set amount of their airtime, and in some cases, fees, in exchange for the programming.

     The Company also produces syndicated shows consisting of long-form programs, short-form programs, specials and services. The Company's long-form programs include weekly countdown shows hosted by nationally known talent such as Crook & Chase and music artist interview shows featuring interviews with popular music talents of today and yesterday. The short-form programs are 60 to 90 second entertainment news reports that are typically interactive with the affiliated radio stations, features on oldies music and a consumer feature hosted by national consumer advocate, David Horowitz.

     The Company's radio programming is broadcast to over 33 million weekly listeners. The Company's radio network has over 90 on-air personalities, the majority of whom have extensive top 25 market experience. In addition, the Company believes that its programming management is among the best in the industry, consisting of format experts with over 285 years of combined radio experience. These program directors access music research and consultants to assist in creating high-quality programming. To supplement its in-house programming expertise, from time to time the Company enters into agreements to distribute distinctive, high-quality programming developed and produced by third party programmers. These programmers have expertise in developing programming for specific targeted audiences (e.g., ethnic, mature) and typically employ recognized talent.

     Agreements with third party programmers usually provide that the programmer creates and develops the radio program, while the Company markets the program to radio station affiliates, manages the relationship with the radio station affiliates, manages the sale of national advertising, and provides technical support and other services. The term of these license agreements is usually three to five years. Programming produced under these agreements generated approximately 16% of the Company's revenues in 1998.

     The Company markets its radio programming directly to radio stations through its eleven-person affiliate sales group. These affiliate salespeople develop close professional relationships with the radio station affiliates in order to position the Company to serve the station's programming needs. The affiliate sales group utilizes industry market research and databases to identify prospective radio station affiliates. The in-house marketing team assists in the sales effort with marketing campaigns, direct mail, trade advertising and sales materials. In addition, the Company's presence at industry conventions and trade shows is designed to increase awareness of its radio programming.

     In July 1998, the Company launched a nighttime long-form country show called "Nashville Nights" with CapStar, one of the top ten national radio groups, which is broadcast on its premiere country radio station in Nashville. The Company is responsible for all sales and marketing efforts and is a 50% owner in the venture that produces the program.

RADIO ADVERTISING REPRESENTATION SERVICES

     THE RADIO ADVERTISING MARKET

     The diversity in formats and programs has intensified competition among stations for local advertising revenues. A radio station has two principal methods of effectively competing for these revenues. First, it can differentiate itself in its local market by selecting and successfully executing a format targeted at a particular audience, thus enabling advertisers to place their commercial messages on stations aimed at audiences with certain demographic characteristics. A station can also broadcast special programming, syndicated shows, sporting events or national news product not available to its competitors within its format. National programming broadcast on an exclusive geographic basis can help differentiate a station within its market and thereby enable a station to increase its audience and local advertising revenues.

     Radio advertising is generally sold on the basis of a radio program's AQH. AQH is typically defined as the average number of persons listening to a particular station for at least five minutes in a 15-minute period. The AQH can range from zero for a small-market radio station to greater than 50,000 for a large-market radio station, with the majority of large-market stations in the range of 10,000-20,000. Radio advertising time can be purchased on a local, national or network basis. Local purchases allow advertisers to target a very specific geographic area. This type of radio advertising is ideal for local business with a trading area that is relatively small and well defined. The process of purchasing radio advertising locally is time-consuming and is not cost efficient for national advertisers. National spot buys are also targeted to specific markets and stations, but again, tend to be less cost efficient for the national advertiser. Advertising purchased from a radio network is one method by which an advertiser targets its commercial messages to a specific demographic audience, thereby achieving national coverage on a cost efficient basis. In order to increase advertising rates, it is necessary to increase the size (or rating) of the audience the program provider delivers to national advertisers.

     MEDIAAMERICA

     Most radio stations carry some form of syndicated programming during part of the day or week. This demand for syndicated programming has resulted in a large number of syndicated program producers, some of which on a standalone basis are not able to accumulate sufficient audience or national coverage to attract advertising revenues from national advertisers. MediaAmerica was created in 1987 to service these independent producers. By consolidating the advertising sales revenues from multiple syndicators in addition to MediaAmerica's owned programming, MediaAmerica has the economies of scale to staff a national sales organization beyond what the individual producers could afford on their own. Additionally, MediaAmerica has the ability to aggregate the commercial broadcast time of these syndicators and present the resulting packages for sale to national advertisers. This ability to aggregate time benefits the syndicators by giving them access via a professional sales organization to advertisers which are normally not interested in purchasing commercial broadcast time which does not deliver a specific threshold level of audience. Advertisers benefit through the ease of buying from one professional, larger source and the confidence that comes from an established multi-faceted supplier versus an independent producer. The producer pays the advertising sales representative firm a commission for the sale of the commercial broadcast time and related services such as inventory management, commercial scheduling, proof-of-performance distribution and collection.

     As of December 31, 1998, MediaAmerica represented approximately 90 programs or services produced by approximately 24 programmers. In general, the representation agreements are up to five years in duration and provide for varying commissions as a percentage of net sales (the revenues from the sale of advertising time after deduction of the standard advertising agency fee). MediaAmerica also provides sales and marketing to radio station affiliates for certain programs. These additional services increase the amount of the commission MediaAmerica receives. These agreements typically give MediaAmerica exclusive national advertising sales rights but are non-exclusive with respect to the programming MediaAmerica can represent.

     MediaAmerica has been in existence for over 11 years, and throughout that period has developed relationships with many major advertising agencies and clients. MediaAmerica's 12 advertising account executives and sales managers are located in six major advertising buying markets in the United States (New York, Los Angeles, Chicago, Detroit, Dallas and Denver). These account executives market the commercial broadcast time of MediaAmerica's producers and owned programs via personal selling to national advertisers and their advertising agencies. The sales team, including the principals, has an average of 18 years experience in the radio advertising sales and sales management arena.

     In order to serve its many producers and advertising clients, MediaAmerica has developed a state of the art, proprietary software system that handles the sales proposal, commercial inventory management and order processing for its advertising sales. In addition, the Company's research department continuously analyzes a variety of data to provide its salespeople with accurate estimates of listening audiences plus creative means with which to demonstrate the particular advantages of the programs MediaAmerica sells, as well as network radio's advantages over other media. MediaAmerica utilizes audience listening data from Arbitron, an independent rating service, to develop its audience and demographic reports for all its programs.

OTHER AUDIO SERVICES

     The Company provides music and information audio programming designed to complement the video offerings of cable television system operators. The Company provides these services directly and through Superaudio, a joint venture which is owned 50% by an indirect subsidiary of the Company and 50% by a third party, that also programs and sells premium music programming directly to cable television operators and other video distributors. Superaudio offers nine formats of 24-hour programming that consist of six analog stereo music formats and three analog information and entertainment formats. Superaudio's term as a joint venture will expire in 2000 unless extended. Superaudio's programming is distributed to cable systems serving approximately 4 million households.

TELEVISION PROGRAMMING--GREAT AMERICAN COUNTRY

     THE CABLE TELEVISION MARKET

     As of 1998, cable television was in approximately 77% of all homes in the United States, and approximately 81% of U.S. households with an annual income of at least $60,000. Industry sources indicate that in 1998 Americans spent $32 billion subscribing to cable services. Many advertisers consider cable television a cost-effective medium to reach audiences using picture, sound and motion at considerably cheaper rates than broadcast television. Total U.S. cable advertising revenues were $9 billion in 1998, a 16% increase from 1997. The average cable household devoted 3.7 hours a day watching advertising-supported basic cable television in 1998.

     THE COUNTRY MUSIC INDUSTRY

     According to industry sources, country music is one of the most popular music formats in the United States. Every week, approximately 44 million Americans listen to country music radio. With approximately 2,500 radio stations programming country music, representing approximately 24% of all commercial radio stations, country music has become the dominant radio format in the United States. Country music radio reaches 7 million more listeners per week than adult contemporary, the next most popular format.

     GREAT AMERICAN COUNTRY

     Great American Country is a 24-hour country music video network featuring a mix of current top country hits and past country hits. Great American Country was distributed to approximately 7.2 million subscribers at December 31, 1998. The Company believes that Great American Country offers an appealing programming mix with attractive economic carriage terms for cable system operators, including local advertising spots. Great American Country has six minutes per hour of national avails and four minutes per hour of local avails (the times available for running advertising). Great American Country programs an average of 14 videos per hour. Since its debut, Great American Country has concentrated on refining its programming and on-air presentation in order to broaden its carriage. Great American Country acquires its music videos at no cost from record companies, which use this medium to promote their performing artists. The Company produces or acquires the other programming on Great American Country. Great American Country targets the largest and most influential and affluent market segment of the country music audience--the 25-54 age group. Management believes that Great American Country has significantly benefited from the Company's experience in the country music radio programming business and is pursuing additional cross-promotional opportunities.

     In order to drive subscriber growth, Great American Country generally offers affiliates a one-time cash launch incentive and waives license fees for a period which varies based on the level of subscriber commitment. The Company is enhancing its near-term operating cash flow through new agreements with two significant MSOs to issue them shares of the Company's Class A Common Stock in return for which Great American Country will be paid license fees from the date of launch. Great American Country has affiliate agreements with five of the ten largest MSOs, including Adelphia, Comcast, Jones Intercable, TCI and Time Warner, as well as the two cable programming cooperatives, Telesynergy, Inc. and the National Cable Television Cooperative, Inc. Management believes that as Great American Country increases its subscriber base, the Company will be able to target a broader group of advertisers and derive significantly higher advertising revenues based on traditional spot advertising as opposed to relying on direct response advertising. As a result, the Company believes that as its audience increases, it will be able to obtain a more than proportional increase in advertising revenues. In addition, the Company believes that by offering carriage incentive programs and competitive license fee rates and local advertising avails, it will attract additional subscribers from existing and new MSO affiliates that are increasingly looking to decrease costs and generate more advertising revenues. There can be no assurance that the Company will be able to achieve any of these objectives.

     Great American Country derives its revenues from subscriber fees and national advertising. Typically, the average length of Great American Country's affiliate agreements is ten years. Monthly license fees for Great American Country during 1998 were approximately $.05 per subscriber, which rate the Company believes to be attractive and competitive. Great American Country's affiliate agreements typically provide for annual escalators of $.005 per subscriber per year. Great American Country began selling national advertising in the last quarter of 1997. Great American Country's advertising sales are impacted by a variety of factors, including distribution, ratings, advertising rates, sellout ratios and the number of avails allocated for national advertising.

TELEVISION PROGRAMMING--THE PRODUCT INFORMATION NETWORK

     LONG-FORM ADVERTISING MARKET

     The Company believes that, during recent years, advertisers evaluating the benefits of broadcast and cable television advertising have recognized the effectiveness and reasonable cost of long-form, informational programming, commonly known as infomercials. An infomercial is an advertisement where airtime time is paid for by the advertiser on the basis of the time of day the infomercial is aired and the number of homes reached. Infomercials are usually approximately one half-hour in length and are often produced in an entertainment format with high production quality. Regardless of the presentation format, the viewers are provided information that can be used to make informed purchasing decisions from their homes.

     Increasingly, advertisers are recognizing the benefits of infomercials as an effective marketing tool. The Company believes that infomercials provide advertisers with a cost-effective medium through which to deliver sales messages, product introductions or demonstrations to an interested target audience. Advertisers are recognizing that infomercials can increase a company's or product's brand awareness while educating potential new customers. The viewer or potential consumer is provided information that can be used to make more informed purchasing decisions. Unlike most traditional television advertising, the direct response nature of many infomercials provides advertisers with the ability to sell products or services over the phone or to encourage the viewer to take other action, such as visiting a web site for more information or visiting a retail outlet.

     Historically, infomercials occupied time slots that were less profitable for broadcasters. Increasingly, infomercials are being placed in more expensive and attractive time periods such as daytime, early fringe and prime time, and are becoming a more widely accepted form of advertising.

     The production quality of infomercial programming by major advertisers has also increased the credibility of the infomercial industry. The Company believes that as the benefits of infomercial programming become more widely understood, the number of advertisers and the volume of infomercial programming will continue to grow. In terms of demand for airtime, major corporate advertisers who use long-form programming for image building rather than direct selling messages may ultimately surpass infomercial programmers who rely on immediate sales to viewers via telephone response. Currently, major advertisers spend only a relatively small part of their overall advertising budget on infomercials. The Company believes that such advertising expenditures will continue to increase.

     THE PRODUCT INFORMATION NETWORK

     The Product Information Network is a satellite-delivered, long-form advertising programming service owned by the PIN Venture, a joint venture between the Company and Cox. The Product Information Network is provided to cable system operators on its own dedicated channel 24 hours a day, seven days a week.

     The Company developed and tested the concept of a 24-hour, long-form advertising network in 1993. The Company launched the Product Information Network in October 1993 on cable television systems owned and/or managed by Jones Intercable. To broaden the Product Information Network's distribution, the Company formed a partnership with Cox to own and operate the Product Information Network. Adelphia became a partner approximately one year later and has since exchanged its entire partnership interest for an interest in the Company. Both Cox and Adelphia distribute the Product Information Network on a number of their cable television systems.

     As of December 31, 1998, the Product Information Network was distributed on a full or part-time basis on cable television systems representing approximately 17.1 million, or approximately 26%, of the nation's cable subscribers on a full-or part-time basis, as well as to over 3.5 million broadcast households. At December 31, 1998, the Product Information Network was distributed to 8.6 million full-time revenue equivalent subscribers through 304 cable systems and broadcast affiliates. The MSOs that carry the network on a portion of their cable systems include the ten largest MSOs: including Adelphia, Cablevision, Comcast, Cox, Jones Intercable, Marcus Cable, Media One Group, TCI, Century Communications and Time Warner. Approximately 2.6 of the 3.5 million broadcast households are through KSTV in the Los Angeles market. The majority of the Product Information Network's present full-time subscriber base is provided by Cox, Adelphia and Jones Intercable. The standard Product Information Network affiliation agreement generally requires a one-year commitment of carriage. In the case of cable systems that are owned or operated by Cox, Adelphia or Jones Intercable, the affiliation agreements are for terms of five years, ten years, and ten years, respectively, and expire on January 31, 2000, October 1, 2005 and February 1, 2005, respectively.

     The Product Information Network compensates cable operators for carriage of the Product Information Network through a revenue sharing program. Such compensation, which is generally in the form of an annual rebate per subscriber, averages approximately 73.5% of the Product Information Network's adjusted net advertising revenues (which are revenues less agency commissions and bad debt expenses) attributable to the time that the system carries the network's programming. For 1998, the Product Information Network paid its full-time (24 hours a day) affiliates an average of approximately $1.45 per subscriber per year.

     The Product Information Network's programming is produced and provided by its advertisers at no cost to the network. The majority of current programming consists of traditional infomercials from major infomercial producers.

SATELLITE DELIVERY AND PRODUCTION SUPPORT SERVICES

     The Company transmits its radio and cable television programming directly to radio stations, cable system operators and other video distributors. The programming is distributed via satellite transponders leased from third parties and from affiliates. The Company provides playback services, trafficking and ground-to-satellite transmission of its programming services from its uplink facility in Englewood, Colorado.

     The Company owns one full satellite transponder on each of two strategically positioned GE Americom satellites, Satcom C-3 and Satcom C-4, which deliver a variety of popular cable television programming. The Company utilizes advanced technology in providing uplink, playback and trafficking services. In January 1997, the Company installed General Instrument Corporation's DigiCipher II (MPEG-2) compression equipment, which increased the compression of its Satcom C-3 satellite transponder from 4:1 compression to 6:1 compression. The Company has recently installed additional equipment which increased the capacity to seven channels. The Company could digitally compress the C-3 transponder to add additional channels at minimal incremental cost. Any excess capacity created by this new technology could be used for the distribution of the Company's programming, related party programming or third party programming.

     Four of the digital channels available on the Satcom C-3 satellite transponder are being used by Great American Country, the Product Information Network and two related parties. The term of each lease for such channels is generally for the remaining life of the satellite except that one of the related parties leased a channel on Satcom C-3 for a seven-year term with a one-time option to terminate the lease on July 1, 2001, exercisable by the related party on six months' advance notice. In August 1998, the Company entered into a lease agreement with an unrelated party to lease three digital channels on the Satcom C-3 transponder for the period August 15, 1998 through August 31, 1999. The aggregate monthly charge for the three channels (included related services provided by the Company) is $138,000. Although the lessee will have the right to renew for successive monthly periods, the Company does not anticipate that the lessee will renew the agreement beyond the original term. The Company is currently in the process of soliciting prospective lessees for these three digital channels once the current lease agreement expires on August 31, 1999. In mid-1998, the Company leased the C-4 transponder to an unrelated party. This lease provides for monthly lease payments averaging $160,000, with higher lease payments in the early years of the agreement and lower lease payments in the later years. The lease term commenced in July 1998 and will terminate on December 31, 2002, with an option, exercisable by the lessee, to extend the lease through October 16, 2004. If the lessee does not exercise the option to extend the lease, it must make a one-time penalty payment to the Company of $750,000. The Company's satellite uplinking and distribution costs are generally fixed and, as a result, additional radio or cable television programming can be distributed by the Company at minimal cost. The Company continues to market its additional compressible capacity on its Satcom C-3 transponder and related services. The Company expects that the satellite transponders will be effective to provide distribution for television programming until 2004, at which time it will be required to locate replacements to use for its programming.

COMPETITION

     RADIO NETWORK

     The Company's radio network competes for national advertising revenues and radio station affiliates with major network radio distribution companies in the United States, as well as with a large number of smaller independent producers and distributors. The dominant competitors in the industry are affiliated with major station owners, have recognized brand names and have large networks which include affiliates to which such competitors pay compensation to broadcast the network's commercials. Moreover, beginning in early 1997 many of the Company's larger competitors began to consolidate, thereby intensifying competition.

     In September 1997, Chancellor Media, an owner of a large group of radio stations, announced that it was forming a national radio network, AMFM, that would utilize Chancellor Media's existing talent and, in conjunction with CapStar Broadcasting Partners, a related party, serve over 400 radio stations. In January 1998, AMFM began taking one minute per hour of advertising time from both the Chancellor and CapStar radio stations and reselling the commercial time to national advertisers who typically buy network radio. This arrangement has diluted the pool of advertising available to other radio networks, including the Company's radio network. Additionally, AMFM's radio station line-up is concentrated in larger markets than the typical radio network, including those of the Company, thereby increasing its attractiveness to national advertisers.

     The Company's largest direct competitors include ABC Radio Networks, Westwood One/CBS Radio Networks, Premiere Radio Networks and AMFM. The principal competitive factors in the radio industry are the quality and creativity of programming, the quality and quantity of the radio stations airing the programming and the ability to provide advertisers with a cost-effective method of delivering commercial advertisements. There can be no assurance that the Company will be able to compete successfully for radio advertising revenues.

     Radio networks also face competition from improving technologies available to local radio stations that may enable them to pre-record their local announcers and automate their operations, thereby allowing them to reduce costs and operate more efficiently. Another technological advance, DARS, permits national radio stations to broadcast digital quality radio programming nationwide to homes, automobiles and other locations via satellite. In February 1997, the FCC auctioned two licenses for DARS. Both companies plan to launch service in the last quarter of 2000. The continued growth of the Internet and improvements in audio technology will provide another audio source competing for radio listeners. The Company cannot predict what effect the potential future development of digital automation, DARS or the Internet will have on the radio industry or the Company.

     RADIO ADVERTISING REPRESENTATION SERVICES

     The radio advertising representation business is highly competitive, both in terms of competition to gain program provider clients and to sell commercial inventory to national advertisers. The Company's radio advertising representation firm competes with the major network radio distribution companies, which operate divisions that both sell their own company's airtime inventory and also contract with third party radio programmers to sell their national commercial inventory. Over the last approximately two years, many independent program providers have been acquired by the major network distribution companies. These companies have large amounts of commercial inventory to sell and have significant resources.

     The Company also competes on behalf of its clients for advertising dollars with other media such as broadcast and cable television, print, outdoor, the Internet and other media. The primary factors determining success in the radio advertising representation service industry are strong relationships with advertising agencies and national advertisers, acquisition and maintenance of representation contracts from producers with high quality products and experienced advertising sales personnel.

     TELEVISION NETWORKS

     The Company's television networks compete for distribution on cable systems, viewers and advertising revenues with hundreds of cable and broadcast television networks supplying a variety of entertainment and infomercial programming.

     Great American Country's principal direct competitor is Country Music Television ("CMT"), an advertiser-supported basic cable network that delivers country music videos 24 hours a day. The Great American Country network also competes with The Nashville Network ("TNN"), which plays country music videos during a portion of the broadcast week. Most of TNN's music programming is focused on theater-style music concert programming such as the Grand Ole Opry.CBS, Inc., which owns the CBS broadcasting network, owns CMT and TNN.

     The Product Information Network competes directly with at least two other infomercial networks: Access Television Network and GRTV, certain of which have greater distribution than the Product Information Network. Access Television Network delivers infomercial programming for use primarily during "remnant time." Remnant time is time that is made available by "rolling-over" or replacing infomercials contained in other network programming or time that is not used by the cable operator such as blacked out programming and unused leased access time. Guthy-Renker, GRTV's parent company, is a major supplier of infomercial programming to the Product Information Network. The Company believes that new infomercial networks are currently being planned or formed that will compete directly with the Product Information Network. The Product Information Network also competes with at least 30 cable television networks, many of which have a substantial number of subscribers, that air infomercial programming.

     The Company expects to encounter additional competition for viewers as technological advances, such as the deployment of digital compression technology, the deployment of fiber optic cable and the "multiplexing" of cable services, allow cable systems to greatly expand their channel capacity. As a result, their ability to add new networks will be enhanced. In addition, there can be no assurance that the infomercial concept will continue to be acceptable to advertisers and consumers or that it will be able to compete against other forms of advertising.

     SATELLITE DELIVERY AND PRODUCTION SUPPORT SERVICES

     The Company competes in the delivery of domestic satellite services with satellite owners, satellite service providers, microwave carriers and full service teleports. Some of the Company's principal competitors, many of which have substantially greater financial and other resources, include TCI's National Digital Television Center, Vyvx Teleport, MicroNet Inc., GlobeCast, North America, Rainbow Network Communications, Washington International Teleport, Inc., Speer WorldWide Digital, Ltd. and Brewster Teleport. The Company believes that transmission quality, reliability, price and the location of uplink facilities are the key competitive factors in this market.

     OTHER COMPETITIVE FACTORS

     As there are generally few legal barriers or proprietary rights to prevent entry into the Company's markets, the Company could in the future face competition from new competitors offering services similar to that of the Company. Many of the Company's competitors have greater resources than the Company, and there can be no assurance that the Company will be able to compete successfully in the future. If the Company is unable to compete successfully for distribution of its networks and advertising revenues, the Company's operating results would be adversely affected.

GOVERNMENT REGULATION

     Although the Company's radio and television networks are not generally directly regulated by the FCC, the radio stations and cable television systems and other video distributors to which the Company sells its programming are regulated. As a result, the federal laws and FCC regulations that affect these entities indirectly affect the Company.

RISK FACTORS

     The Company's Notes are available for purchase in the market. The purchase of the Notes involves certain risks. Prospective purchasers of the Notes should consider carefully the risks related to, among other factors:
(i) the Company's history of net losses, (ii) the Company's dependence upon earnings and cash flow of its subsidiaries, (iii) distribution of its radio and television programming, (iv) dependence on advertising relationships and revenues, (v) the fact that the Company engages in and expects to continue to engage in certain transactions with its affiliates, (vi) intense competition from various sources which affect all aspects of the Company's business and
(vii) other information about the Company set forth in this Form 10-K Report.

                                ITEM 2. PROPERTIES

     The Company's principal executive offices are located in Englewood, Colorado. The Company subleases office space from affiliates of Jones International, Ltd. as well as office space and studio space from third parties. See "Certain Transactions." In addition, the Company owns 8.4 acres of land in Englewood, Colorado. The Company believes its office space, studio space and Earth Segment's satellite uplink facility are adequate to meet its current needs. The following table lists the location and square footage of the Company's facilities and indicates whether they are owned or leased:

ENTITY UTILIZING FACILITY      LOCATIONS       SQUARE FOOTAGE   OWNED/LEASED
------------------------- -------------------  --------------   ------------
Earth Segment             Englewood, Colorado        13,194          Owned
Company                   Englewood, Colorado          556           Leased
Company                   Englewood, Colorado          658           Leased
Jones Radio               Englewood, Colorado         9,049          Leased
Jones Radio/Superaudio    Englewood, Colorado         2,794          Leased
Jones Radio/Superaudio    Englewood, Colorado         2,551          Leased
Jones Radio/Superaudio    Englewood, Colorado         3,102          Leased
Great American Country    Englewood, Colorado          850           Leased
PIN Venture               Englewood, Colorado         2,806          Leased
MediaAmerica              New York, New York         18,868          Leased
MediaAmerica              Chicago, Illinois            250           Leased
MediaAmerica              Milford, Connecticut        1,966          Leased
MediaAmerica              Dallas, Texas                150           Leased
MediaAmerica              Detroit, Michigan            125           Leased


                             ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is involved in routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all such routine legal proceedings in the aggregate will not have a material adverse effect on its financial condition or results of operations.

            ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

             ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                                STOCKHOLDERS MATTERS

     Not applicable.

                        ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth the amount of, and percentage relationship to total net revenues of, certain items included in the Company's historical consolidated statements of operations for the years ended December 31, 1994, 1995, 1996, 1997 and 1998, respectively:

                                                                  Years Ended December 31,
                                 ----------------------------------------------------------------------------------------
                                       1994              1995               1996              1997             1998
                                 ----------------  ----------------  ----------------  ----------------  ----------------
                                                                      (In thousands)
REVENUES:
  Radio programming............  $ 2,541     23%    $ 5,121    34%   $ 6,978     42%   $10,200     35%   $ 10,041    26%
  Radio representation.........       --     --          --    --         --     --         --     --       5,107    13
  Television programming.......    1,946     17         340     2      1,153      7     12,002     41      16,892    44
  Satellite delivery and
    production support.........    6,805     60       9,666    64      8,523     51      6,910     24       6,172    17
                                 -------    ---     -------   ---    -------    ---    -------    ---    --------   ---
    Total revenues.............   11,292    100      15,127   100     16,654    100     29,112    100      38,212   100
                                 -------    ---     -------   ---    -------    ---    -------    ---    --------   ---
OPERATING EXPENSES:
  Radio programming............    2,068     18       3,068    20      4,163     25      5,816     20       7,778    20
  Radio representation.........       --     --          --    --         --     --         --     --       1,129     3
  Television programming.......    1,149     10         366     2      1,157      7      9,272     32      14,231    37
  Satellite delivery and
    production support.........    4,546     40       6,530    43      5,451     33      4,685     16       5,240    14
  Selling and marketing........    1,090     10       1,374    10      1,737     10      2,918     10       4,869    13
  General and administrative...    1,958     17       2,322    15      3,270     20      4,168     14       6,728    18
                                 -------    ---     -------   ---    -------    ---    -------    ---    --------   ---
    Total operating expenses...   10,811     95      13,660    90     15,778     95     26,859     92      39,975   105
                                 -------    ---     -------   ---    -------    ---    -------    ---    --------   ---
OPERATING INCOME (LOSS)........      481      5       1,467    10        876      5      2,253      8      (1,763)   (5)

OTHER EXPENSE..................    3,173     28       4,011    27      3,587     21      6,185     21       9,423    25
INCOME TAX PROVISION/BENEFIT
  AND MINORITY INTERESTS.......     (389)    (3)       (498)   (3)      (396)    (2)      (439)    (1)       (264)   (1)
                                 -------    ---     -------   ---    -------    ---    -------    ---    --------   ---
NET LOSS.......................  $(2,303)   (20%)   $(2,046)  (14%)  $(2,315)   (14)%  $(3,493)   (12)%  $(11,450)  (31)%
                                 -------    ---     -------   ---    -------    ---    -------    ---    --------   ---
                                 -------    ---     -------   ---    -------    ---    -------    ---    --------   ---
BALANCE SHEET DATA:
  Total Assets.................  $39,196            $36,352          $38,298           $41,358           $110,894
  Total long-term debt.........   52,667             53,476           53,277            45,312            100,000
  Shareholders' deficit........  (16,302)           (20,360)         (23,269)          (18,206)           (11,333)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of results of operations and financial condition should be read in conjunction with the Company's historical consolidated financial statements and notes thereto appearing elsewhere in this Form 10K. This document contains forward-looking statements that involve risks and uncertainties.

CONSOLIDATION OF PIN VENTURE

     From February 1995 until March 31, 1997, the Company owned 50 percent or less of the PIN Venture. Effective April 1, 1997, the Company acquired from Adelphia Communications Corporation an 8.35 percent equity interest in the PIN Venture in exchange for 262,500 shares of the Company's Class A Common Stock. Effective December 31, 1998, the Company acquired the remaining Adelphia Communications Corporation equity interest in the PIN Venture, 2.18 percent, in exchange for 12,416 shares of the Company's Class A Common Stock. As a result of these transactions, which were accounted for as a purchase, the Company now owns approximately 55.3 percent of the PIN Venture. Effective April 1, 1997, the Company consolidated the results of operations of the PIN Venture for financial reporting purposes.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     TOTAL REVENUES--Total revenues increased $9.1 million, or 31%, from $29.1 million for the year ended December 31, 1997 to $38.2 million for the year ended December 31, 1998. This increase was due primarily to (i) the acquisition of MediaAmerica, (ii) an increase in Great American Country advertising revenues and (iii) revenues resulting from the consolidation of the PIN Venture.

     RADIO PROGRAMMING REVENUES--Radio programming revenues decreased $0.2 million, or 2%, from $10.2 million for the year ended December 31, 1997 to $10.0 million for the year ended December 31, 1998, due to a $1.4 million, or 15%, decrease in advertising revenues as offset by a $1.2 million increase in radio programming revenues as a result of the MediaAmerica acquisition. Sales of radio advertising for 1998 were adversely affected by the entry in January 1998 of AMFM into the marketplace, which added approximately 20% more radio advertising inventory to the marketplace, thereby increasing competition for network radio advertising dollars. Additionally, AMFM has been able to shift the focus of network radio advertisers to its radio network which delivers larger market radio stations as compared to the radio stations delivered by the Company's radio network. During 1998, the Company realized lower rates as compared to 1997. The decrease was partially offset by the elimination of $1.0 million in advertising sales representation selling commissions (contra revenues) charged by MediaAmerica and an $0.2 million increase in promotion income, both related to the acquisition of MediaAmerica. Licensing revenues remained relatively stable, reflecting the Company's strategy to focus on radio station affiliates with significant audiences, which are generally not charged a license fee.

     During late 1998, the Company began to experience improved advertising rate and sellout conditions and these trends have continued into early 1999. As a result of increased competition, as well as other changes occurring in the network radio advertising marketplace in 1998, the Company is continuing to focus its efforts on strategies to increase the amount it received per radio advertising spot and its sellout percentage. One significant area of concentration is the development of personality driven talk programs, which the Company believes will appeal to both advertisers of and listeners to the Company's radio programs. However, there can be no assurance that this and other strategies the Company is focusing on will be successful in increasing radio programming revenues or that network radio advertising market conditions will continue to improve.

     RADIO ADVERTISING REPRESENTATION REVENUES--As the result of the acquisition of MediaAmerica, the Company generated radio representation revenues of $5.1 million for the year ended December 31, 1998.

     TELEVISION PROGRAMMING REVENUES--Television programming revenues increased $4.9 million, or 41%, from $12.0 million for the year ended December 31, 1997 to $16.9 million for the year ended December 31, 1998, due primarily to: (i) the consolidation of the PIN Venture which for financial statement reporting purposes resulted in an increase of $3.3 million in advertising revenues, (ii) an increase of $0.3 million in advertising revenues on the Product Information Network as a result of the increase in the number of subscribers receiving its programming, (iii) an increase of $0.9 million in Great American Country advertising revenues due to higher advertising rates being charged for airtime as a result of an increase in the number of its subscribers, and (iv) an increase of $0.4 million in Great American Country affiliate fees due to an increase in the number of its subscribers paying affiliate fees.

     SATELLITE DELIVERY AND PRODUCTION SUPPORT REVENUES--Satellite delivery and production support revenues decreased $0.7 million, or 11%, from $6.9 million for the year ended December 31, 1997 to $6.2 million for the year ended December 31, 1998 due to (i) the expiration in October 1997 of a third party satellite delivery and production support services agreement, which had generated $2.6 million in satellite delivery revenues in 1997, and (ii) the consolidation of the PIN Venture, which for financial statement reporting purposes resulted in the elimination of $0.4 million in satellite delivery revenues. This decrease was partially offset by (i) new satellite delivery and production support agreements that the Company entered into with third parties in 1998 resulting in revenues of $1.4 million and (ii) an increase in satellite delivery and production support fees of $0.9 million charged to related parties.

     TOTAL OPERATING EXPENSES--Total operating expenses increased $13.1 million, or 49%, from $26.9 million for year ended December 31, 1997 to $40.0 million for the year ended December 31, 1998. This increase was due primarily to increases in radio programming, radio advertising representation, television programming, selling and marketing and general and administrative expenses. As a percentage of total revenues, total operating expenses increased from 92% for the year ended December 31, 1997 to 105% for the year ended December 31, 1998.

      RADIO PROGRAMMING EXPENSES--Radio programming expenses increased $2.0 million, or 34%, from $5.8 million for the year ended December 31, 1997 to $7.8 million for the year ended December 31, 1998. Programming expenses increased due to (i) an increase in the number of formats and syndicated programs offered by the Company and (ii) the acquisition of MediaAmerica. The Company expects to implement cost reductions such as (i) consolidating its programming, (ii) using voice tracking and other technology to reduce programming costs and (iii) reducing overhead. As a percentage of radio programming revenues, radio programming expenses increased from 57% for the year ended December 31, 1997 to 77% for the year ended December 31, 1998.

      RADIO ADVERTISING REPRESENTATION EXPENSES--As a result of the acquisition of MediaAmerica, the Company generated radio representation expenses of $1.1 million for the year ended December 31, 1998.

      TELEVISION PROGRAMMING EXPENSES--Television programming expenses increased $5.0 million, or 53%, from $9.3 million for the year ended December 31, 1997 to $14.3 million for the year ended December 31, 1998, due to the consolidation of the PIN Venture and the increase in amounts paid to cable systems receiving the Product Information Network. For the years ended December 31, 1997 and 1998, the PIN Venture made rebate payments to these systems of approximately $7.8 million and $10.3 million, respectively. The increase was offset by the decrease in allocation of the satellite delivery and production support expenses attributable to the Production Information and the Great American Country Networks. As a percentage of television programming revenues, television programming expenses increased from 77% for the year ended December 31, 1997 to 84% for the year ended December 31, 1998.

      SATELLITE DELIVERY AND PRODUCTION SUPPORT EXPENSES--Satellite delivery and production support expenses increased $0.5 million, or 12%, from $4.7 million for the year ended December 31, 1997 to $5.2 million for the year ended December 31, 1998. The increase was due primarily to a decrease in the allocation of satellite delivery and production support expenses to television programming expenses attributable to the Production Information and Great American Country networks as a result of the additional satellite delivery and production support customers. As a percentage of satellite delivery and production support revenues, satellite delivery and production support expenses increased from 68% for the year ended December 31, 1997 to 85% for the year ended December 31, 1998, due to the expiration in October 1997 of a third party satellite delivery and product support service agreement and to increased satellite delivery and production support expenses.

      SELLING AND MARKETING EXPENSES--Selling and marketing expenses increased $2.0 million, or 67%, from $2.9 million for the year ended December 31, 1997 to $4.9 million for the year ended December 31, 1998 because of (i) an increase of $1.2 million due to the acquisition of MediaAmerica, (ii) an increase of $0.7 million in marketing expenditures incurred to increase Great American Country's distribution and (iii) an increase of $0.1 million due to the consolidation of the PIN Venture. As a percentage of total revenues, selling and marketing expenses increased from 10% for the year ended December 31, 1997 to 13% for the year ended December 31, 1998.

      GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses increased $2.5 million, or 61%, from $4.2 million for the year ended December 31, 1997 to $6.7 million for the year ended December 31, 1998 due primarily to (i) an increase of $1.7 million due to the acquisition of MediaAmerica (ii) an $0.3 million increase in amortization expenses related to the amortization of goodwill associated with the acquisition of MediaAmerica, (iii) an $0.3 million increase in the amortization of subscriber incentive payments for Great American Country. As a percentage of total revenues, general and administrative expenses increased from 14% for the year ended December 31, 1997 to 18% for the year ended December 31, 1998.

      TOTAL OTHER EXPENSE--Total other expense increased $3.2 million, or 52%, from $6.2 million for the year ended December 31, 1997 to $9.4 million for the year ended December 31, 1998. The increase was due to an increase of $5.6 million in interest expense related to the Notes, an increase of $0.6 million in other expense related to the Jones Radio Holdings LLC credit facility (see "Liquidity and Capital Resources") and an increase of $0.4 million of expenses incurred in 1998 related to the MediaAmerica acquisition and the Notes offering, as offset partially by a write-off of deferred offering costs of $0.9 million in 1997 for which no similar expense was incurred in 1998. The increase was also partially offset by the decrease in interest expense related to the repayment of the Global Group Note, the Earth Segment Note and the satellite transponder capital leases which totaled $2.5 million.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996

      TOTAL REVENUES--Total revenues increased $12.4 million, or 75%, from $16.7 million for the year ended December 31, 1996 to $29.1 million for the year ended December 31, 1997. This increase was due primarily to increases in both television and radio programming revenues. The increase in television programming revenues is due primarily to (i) the consolidation of the PIN Venture and (ii) a 98% increase in the number of Great American Country's subscribers from December 31, 1996 to December 31, 1997. The increase in radio programming revenues is due to a 5% increase in the number of radio affiliates receiving the Company's programming from December 31, 1996 to December 31, 1997.

      RADIO PROGRAMMING REVENUES--Radio programming revenues increased $3.2 million, or 46%, from $7.0 million for the year ended December 31, 1996 to $10.2 million for the year ended December 31, 1997 due to a $3.2 million, or 52%, increase in advertising revenues. Advertising revenues increased due primarily to an increase in the rates charged by the Company for its advertising spots as a result of favorable network radio advertising conditions and increases in AQH for certain radio programs. Licensing revenues remained relatively stable, reflecting the Company's strategy to focus on radio station affiliates with significant audiences, which are generally not charged a license fee.

      TELEVISION PROGRAMMING REVENUES--Television programming revenues increased $10.8 million, or 940%, from $1.2 million for the year ended December 31, 1996 to $12.0 million for the year ended December 31, 1997, due primarily to: (i) an increase of $10.4 million in advertising revenues due to the consolidation of the PIN Venture and (ii) an increase in Great American Country advertising and license revenues of $0.4 million due primarily to higher advertising rates being charged for airtime on Great American Country as a result of an increase in the number of subscribers receiving Great American Country's programming, a decrease in the amount of unsold airtime, and an 84% increase in the number of sold direct response paid spots.

      SATELLITE DELIVERY AND PRODUCTION SUPPORT REVENUES--Satellite delivery and production support revenues decreased $1.6 million, or 19%, from $8.5 million for the year ended December 31, 1996 to $6.9 million as reported for the year ended December 31, 1997 due primarily to the expiration in October 1997 of a third party satellite delivery and production support services agreement and the consolidation of the PIN

Venture. The decrease was partially offset by an increase in production support fees charged to related parties.

      TOTAL OPERATING EXPENSES--Total operating expenses increased $11.1 million, or 70%, from $15.8 million for the year ended December 31, 1996 to $26.9 million for the year ended December 31, 1997. This increase was due to increases in television programming expenses, radio programming expenses, selling and marketing and general and administrative expenses. These increases, excluding radio programming, were primarily due to the consolidation of the PIN Venture. As a percentage of total revenues, total operating expenses decreased from 95% for the year ended December 31, 1996 to 92% for the year ended December 31, 1997.

      RADIO PROGRAMMING EXPENSES--Radio programming expenses increased $1.6 million, or 40%, from $4.2 million for the year ended December 31, 1996 to $5.8 million for the year ended December 31, 1997 due primarily to an increase in programming production and distribution expenses. Programming production expenses increased approximately $1.4 million due to an increase in the number of formats and syndicated programs offered by the Company. Programming distribution expenses, such as the satellite transponder and uplink expenses, increased approximately $0.2 million due to an increase in the costs of distributing the new formats and syndicated programs offered by the Company. As a percentage of radio programming revenues, radio programming expenses decreased from 60% for the year ended December 31, 1996 to 57% for the year ended December 31, 1997.

      TELEVISION PROGRAMMING EXPENSES--Television programming expenses increased $8.1 million, or 701%, from $1.2 million for the year ended December 31, 1996 to $9.3 million for the year ended December 31, 1997, due primarily to the consolidation of the PIN Venture. As a percentage of television programming revenues, television programming expenses decreased from 100% for the year ended December 31, 1996 to 77% for the year ended December 31, 1997.

      SATELLITE DELIVERY AND PRODUCTION SUPPORT EXPENSES--Satellite delivery and production support expenses decreased $0.8 million, or 14%, from $5.5 million for the year ended December 31, 1996 to $4.7 million for the year ended December 31, 1997 due primarily to the launch in late 1995 of Great American Country and allocation of the satellite delivery and production support expenses attributable to Great American Country to television programming expenses from satellite delivery and production support expenses. As a percentage of satellite delivery and production support revenues, satellite delivery and production support expenses increased from 64% for the year ended December 31, 1996 to 68% for the year ended December 31, 1997.

      SELLING AND MARKETING EXPENSES--Selling and marketing expenses increased $1.2 million, or 68%, from $1.7 million for the year ended December 31, 1996 to $2.9 million for the year ended December 31, 1997 due primarily to an increase in marketing expenditures of approximately $0.7 million related to the Company's radio programming marketing activities, an increase in marketing expenditures of approximately $0.1 million related to the Company's television programming marketing activities and an increase in marketing expenditures of approximately $0.4 million related to the consolidation of the PIN Venture. As a percentage of total revenues, selling and marketing expenses remained relatively stable at 10% for the years ended December 31, 1996 and 1997.

      GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses increased $0.9 million, or 27%, from $3.3 million for the year ended December 31, 1996 to $4.2 million for the year ended December 31, 1997 due primarily to the consolidation of the PIN Venture. As a percentage of total revenues, general and administrative expenses decreased from 20% for the year ended December 31, 1996 to 14% for the year ended December 31, 1997.

      TOTAL OTHER EXPENSE--Total other expense increased $2.6 million from $3.6 million for the year ended December 31, 1996 to $6.2 million for the year ended December 31, 1997. The increase was due to a write-off of deferred offering costs of approximately $0.9 million, an increase of approximately $1.2 million in interest expense relating to the Jones Global Group Note and an increase of approximately $0.5 million in interest expense relating to advances from Jones International.

SEASONALITY AND QUARTERLY FLUCTUATIONS

      Advertising revenues in the radio and cable television industries fluctuate due to seasonality in such industries. The Company believes that radio network revenues are typically lowest in the first quarter and cable television network revenues are typically lowest in the third quarter. As a result of the acquisition of MediaAmerica, the Company expects that its seasonal trend of lower first quarter revenues will be more significant. Other than the fees paid by the Company to third parties for certain of its radio programming, the fees paid by the Company in connection with the distribution of the Product Information Network and the sales commissions paid to account executives for radio and advertising representation sales, the Company's expenses have not historically varied significantly relative to the seasonal fluctuation of revenues. The Company's quarterly and annual results of operations are affected by a wide variety of factors, many of which are outside the Company's control, and could materially and adversely affect profitability. These factors include the timing and volume of advertising on the Company's radio network and cable television networks, the number and size of the radio stations that carry the Company's radio programming, the number and size of cable systems and other video distributors that carry the Product Information Network and Great American Country, and general economic conditions.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's ability to successfully implement its growth strategies is subject to the availability of cash generated from operations and equity and/or debt financing. On a pro forma basis to reflect the placement of the Notes and the use of the proceeds therefrom, the Company had cash and cash equivalents of $20.7 million (as of December 31, 1998), including $10.0 million of cash set aside in the Reserve Account, and will be limited by the Indenture in its ability to enter into other debt financing. There can be no assurance that the Company will have sufficient cash flow from operations after debt service to support these strategies in the long term. In addition, there can be no assurance that the capital resources necessary to accomplish the Company's growth strategies over the long term will be available or, if available, will be on terms and conditions acceptable to the Company.

      Since its inception, the Company has incurred net losses primarily as a result of expenses associated with developing and launching its programming networks. Net cash provided by (used in) operating activities for the years ended December 31, 1996, 1997, and 1998 was $4.8 million, $7.6 million and ($7.3) million, respectively. Net cash provided by (used in) operating activities decreased for the year ended December 31, 1998 in part because of modest revenue growth and significantly higher expenses during the period, as described above. Net cash used in operating activities for the year ended December 31, 1998 also includes the net repayment of $8.4 million of advances from Jones International.

      For the years ended December 31, 1996, 1997, 1998, net cash used in investing activities was $4.0 million, $1.2 million, and $35.0 million, respectively. The Company's investing activities in 1996 related primarily to the conversion of the delivery system of its radio programming networks to a digital satellite delivery system and the purchase of automated playback and other equipment for Great American Country. In addition, the Company invested $1.0 million in a radio programming venture, Jones/Owens Radio Programming LLC, in October 1996. The Company's 1997 net capital expenditures of approximately $1.4 million were primarily related to the completion of the conversion to a digital satellite delivery system and to the purchase of the equipment to effect the digital compression of one of the Company's satellite transponders. The Company's investing activities in 1998 related primarily to the acquisition of MediaAmerica with cash consideration of $26.7 million. Total capital expenditures of $2.3 million for 1998 were primarily related to equipment to further compress the Satcom C-3 satellite transponder and to add radio formats and programming. In 1998, the Company also made subscriber incentive payments for Great American Country of $3.1 million.

      Net cash provided by (used in) financing activities for the years ended December 31, 1996, 1997 and 1998 were ($0.8) million, $(2.7) million and $59.3 million, respectively. For these periods, the Company's financing activities consisted primarily of proceeds from the issuance of Senior Secured Notes, borrowings under the Credit Facility (as defined below) and from related parties and repayments of a capital lease obligation and loans from related parties.

      In July 1998, the Company issued $100 million of 11 3/4 percent Senior Secured Notes. The Company used the proceeds from the Notes offering (i) to finance the cash consideration of the acquisition of MediaAmerica, (ii) to prepay the capital lease obligation relating to the satellite transponders,
(iii) to repay the Credit Facility and (iv) for general corporate purposes, including the payment of fees and expenses.

      Effective August 15, 1996, the Company purchased all of the outstanding common stock of Galactic Radio from Global Group for $17.2 million. Global Group had acquired Galactic Radio from Jones Intercable, a related party, for $17.2 million on June 14, 1996. The purchase price was paid using $1.2 million in cash, which was advanced to the Company by Jones International, with the balance paid in the form of a $16.0 million note. Effective September 30, 1997, $6.0 million of the $16.0 million note payable to Global Group was converted into 400,000 shares of the Company's Class B Common Stock at $15 per share. Effective upon the closing of the offering of the Notes, the remaining $10 million of the Jones Global Group Note was converted into 666,667 shares of Class A Common Stock valued at $15 per share.

      In July 1998, the Company acquired substantially all of the assets and liabilities of MediaAmerica. Pursuant to the Acquisition, MediaAmerica received $26.7 million in cash and $6.0 million in shares of Class A Common Stock of the Company. MediaAmerica also received approximately 142,000 additional shares of Class A Common Stock, valued at $15 per share, as the estimated working capital adjustment calculated on the date of closing. In addition, MediaAmerica may receive up to $5 million in additional shares of Class A Common Stock, with the excess, if any, to be paid in cash, pursuant to the Earnout.

      In March 1998, Jones Radio Holdings, LLC entered into a five year $30 million secured revolving credit facility with a commercial bank (the "Credit Facility"). Borrowings under the credit facility bore interest at a maximum of LIBOR plus 2.875% (approximately 7.9% at June 30, 1998). Borrowings of $16.7 million under the credit facility were outstanding as of June 30, 1998. The Credit Facility was terminated in connection with the offering of the Notes. Borrowings of $16.3 million under the credit facility were used to repay a $6.6 million note payable to Jones Intercable and to repay $9.7 million in advances from Jones

International. In July 1998, the Company repaid the credit facility, using the proceeds from the Notes offering.

      The Company has received advances and loans from Jones International and related companies to fund its operating and investing activities in the past. Outstanding advances from Jones International and related parties at December 31, 1998 were approximately $1.4 million. The Company intends to repay these advances with cash flow from operations and/or available cash balances. Jones International and such related companies are under no obligation to provide additional advances or loans to the Company.

      The Company historically financed its ownership of two analog satellite transponders through a capital lease agreement. This agreement was fully prepaid with $27.6 million of the proceeds of the offering of the Notes. The channel capacity on one satellite transponder has been digitally compressed to seven channels, four of which are currently leased to Product Information Network, Great American Country and two related parties. This transponder could now be digitally compressed into additional channels if demand warranted. The Company has leased the other three digital channels and certain related services to a third party until August 31, 1999, subject to early termination at the option of the Company. The revenues from this lease are $138,000 per month. In addition, the Company has leased the C-4 satellite transponder to a third party beginning July 1998, and one digital channel and certain related services to an affiliate beginning July 1, 1998. These agreements will generate revenues of approximately $160,000 and $97,000 per month, respectively.

      Pursuant to the terms of one GAC Equity Agreement, an MSO was granted a put option in respect of the shares of Class A Common Stock that may be issued to it under such agreement. The put option provides that, if as of December 31, 2001, the Company or its successor has not completed a public offering of its securities, the MSO may within 60 days of such date require the Company to purchase its Class A Common Stock. If the put election is made, the Company or its successor would be required to purchase the Class A Common Stock at a price equal to all or a portion of the license fees that would have been paid during the period between the date of the agreement and the exercise date of the put option. The purchase price would be based on the total number of MSO subscribers receiving Great American Country as of December 31, 1998. The estimated purchase price of the Class A Common Stock in the event the put option is exercised would be approximately $1,020,000. The Company intends to continue to enter into similar arrangements in the future, to the extent permitted under the terms of the Indenture.

      The Company depends, and will continue to depend, significantly upon the earnings and cash flows of, and dividends and distributions from, its subsidiaries to pay its expenses, meet its obligations and pay interest and principal on the Notes and its other indebtedness. The terms of the Company's joint ventures generally require the mutual consent of the Company and its joint venture partners to distribute or advance funds to the Company. There are no significant contractual restrictions on distributions from each of the Subsidiary Guarantors (as defined) to the Company. Management believes that its available cash balances along with operating cash flow, including the cash flows of, and dividends and distributions from its subsidiaries will be sufficient to fund the Company's capital needs through at least December 31, 1999. The Company deposited $10.0 million of the proceeds of the offering of the Notes in a Reserve Account, from which approximately $5.6 million was used to pay interest on the Notes in January 1999. The Company intends to use the remaining proceeds in the Reserve Account for payment of interest on the Notes.

      Total capital expenditures for 1999 are estimated to be $1.6 million, which will be used primarily to purchase equipment to further digitally compress the Satcom C-3 satellite transponder, upgrades of certain radio programming studios and to purchase satellite receivers. Total subscriber incentive payments for Great American Country in 1999 are estimated to be $4.0 million.

      Upon the sale of Mr. Jones' interest in Jones Intercable, Jones Intercable will no longer share in many of the administrative and related expenses which have historically been shared by the various entities affiliated with Mr. Jones, including the Company. Because Jones Intercable is the largest of such sharing entities, its exclusion from the allocation process will cause the Company to incur material increases beginning in the second half of 1999 in certain overhead and related costs, including computer services, insurance, and personnel costs for accounting, legal, risk management and human resources services.

IMPACT OF THE YEAR 2000 ISSUE

      The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes.

      The Company initiated an assessment of how the Year 2000 problem could affect its operations in the summer of 1997 and, in conjunction with related parties, established a Year 2000 Program Office (the "Y2K Office") to manage the process. The Y2K Office meets periodically with the Company's management to inform them of its assessment activities, the Year 2000 priorities it has identified, remediation recommendations and testing and compliance issues. In addition, the Y2K Office organized and meets regularly with a review committee comprised of representatives from various departments within the Company to ensure that management from the affected areas participate in the decision process.

      The Y2K Office is currently implementing the steps needed to address the Year 2000 problem based upon its set priorities and is testing the implemented solutions. The Y2K Office's schedule for implementing and testing its Year 2000 solutions for systems that have been determined to be first priority for the Company is as follows:

                                                                                                  EXPECTED
PROJECT                                                        DESCRIPTION                    COMPLETION DATE
-------                                                        ------------                   ---------------
Financial Information Management System..............  Test for Y2K compliance                      1Q99

Human Resources Information System...................  Test for Y2K compliance                      2Q99

Unix Hardware and Software...........................  Upgrade to Y2K compliant
                                                          releases and test for compliance          1Q99

Local Area Network ("LAN") and Wide Area               Determine which components are
   Network ("WAN") Components........................     not Y2K compliant                         1Q99

LAN/WAN Hardware and Software........................  Upgrade to Y2K compliant
                                                          releases and test for compliance          2Q99

Telephony Systems....................................  Upgrade to Y2K compliant
                                                          releases and test for compliance          1Q99

GAC and PIN Network Traffic and Billing System.......  Y2K certification testing                    1Q99

Uplink and Broadcast Center..........................  Y2K certification testing                    2Q99


      In 1999, the Y2k Office will also focus on Year 2000 compliance issues with respect to other systems, such as desktop hardware and software, data archiving systems, traffic and billing reconciliation applications and other record management systems. The Company has not used, and does not plan to employ, unaffiliated third party verification and validation processes to assure the reliability of its risk and cost estimates. The Company has not deferred any other significant information technology projects due to Year 2000 efforts.

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

      The Company has not incurred any material Year 2000 costs to date. Management does not have an estimate for future Year 2000 project costs will not have a material adverse effect on its financial condition and results of operations.

      The Company has not yet formulated contingency plans in the event that systems are not Year 2000 compliant. The Company recognizes the need for a contingency plan and plans to develop one by the second quarter of 1999. There can be no assurance that the Company's systems will be Year 2000 compliant in time. The Year 2000 issue poses many risks for the Company and could materially adversely affect its financial condition and results of operations.

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices. The Company is exposed to market risk through interest rates. This exposure is directly related to its normal funding and investing activities.

      Approximately $1.4 million of the Company's borrowed debt is subject to changes in interest rates; however, the Company does not use derivatives to mange this risk. This exposure is linked primarily to the prime rate. The Company believes that a moderate change in the prime rate would not materially affect operating results or financial condition of the Company.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                 Page
                                                                                                 ----
Report of Independent Public Accountants                                                          34

Consolidated Statements of Financial Position                                                     35

Consolidated Statements of Operations                                                             37

Consolidated Statements of Changes in Shareholders' Deficit                                       38

Consolidated Statements of Cash Flows                                                             39

Notes to Consolidated Financial Statements                                                        40

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Jones International Networks, Ltd.:

     We have audited the accompanying consolidated statements of financial position of Jones International Networks, Ltd. (a Colorado corporation) and its subsidiaries (collectively, the "Company") as of December 31, 1997 and 1998 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for each of the three years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit, also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones International Networks, Ltd. and its subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years ended December 31, 1998 in conformity with generally accepted accounting principles.

                               Arthur Andersen LLP

Denver, Colorado
  February 11, 1999

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                        DECEMBER 31,
                                                                                -----------------------------
                                                                                    1997            1998
                                                                                ------------     ------------
                                   ASSETS

CURRENT ASSETS:

     Cash and cash equivalents.............................................      $ 3,717,169      $10,654,013
     Restricted cash.......................................................               --       10,000,000
     Available for sale securities.........................................               --        2,768,646
     Accounts receivable, net of allowance for doubtful accounts
        of $157,405 and $897,487, respectively.............................        1,454,763       11,835,108
     Receivables from affiliates...........................................               --          238,777
     Prepaid expenses......................................................           54,870          255,723
     Deferred commissions, current (Note 2)................................          222,302          221,973
     Other current assets..................................................          263,267          178,322
                                                                                ------------     ------------
          Total current assets.............................................        5,712,371       36,152,562
                                                                                ------------     ------------
PROPERTY, PLANT AND EQUIPMENT (Note 2):
     Land..................................................................        1,395,592        1,395,592
     Building..............................................................        2,321,463        2,321,463
     Satellite transponders (Note 14)......................................       35,010,454       35,680,188
     Furniture, fixtures and equipment.....................................       10,457,665       12,442,773
     Leasehold improvements................................................          374,643          738,838
                                                                                ------------     ------------
          Total property, plant and equipment..............................       49,559,817       52,578,854
                                                                                ------------     ------------
             Less accumulated depreciation and amortization................      (20,784,095)     (25,681,974)
                                                                                ------------     ------------
          Net property, plant and equipment................................       28,775,722       26,896,880
                                                                                ------------     ------------
OTHER ASSETS:
     Goodwill, net of accumulated amortization of $171,795
         and $719,588, respectively (Note 2)...............................        3,125,567       32,397,394
     Subscriber incentive payments, net of accumulated
        amortization of $0 and $326,969, respectively......................               --        4,355,170
     Investment in programming, net of accumulated
        amortization of $0 and $177,777, respectively......................               --        2,379,402
     Other intangible assets, net of accumulated amortization of
        $733,428 and $1,030,391, respectively (Note 2).....................        1,063,888        1,914,043
     Investment in affiliates..............................................          577,264          202,942
     Income tax benefit receivable from Jones International, Ltd.(Note 13).        1,342,111        1,338,402
     Deferred commissions, long-term (Note 2)..............................          478,676          390,336
     Debt offering costs, net of accumulated amortization of $0
        and $245,700, respectively (Note 2)................................          224,744        4,526,428
     Other assets..........................................................           57,785          340,475
                                                                                ------------     ------------
          Total other assets...............................................        6,870,035       47,844,592
                                                                                ------------     ------------
          Total assets.....................................................      $41,358,128    $ 110,894,034
                                                                                ------------     ------------
                                                                                ------------     ------------

       The accompanying notes to these consolidated financial statements are an integral part of these consolidated financial statements.

                 JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                                                        DECEMBER 31,
                                                                                -----------------------------
                                                                                    1997            1998
                                                                                ------------     ------------
                  LIABILITIES AND SHAREHOLDERS' DEFICIT

     CURRENT LIABILITIES:

        Accounts payable--trade...........................................      $ 1,438,602     $  2,796,389
        Producers' fees payable...........................................               --        5,922,471
        Subscriber incentive payments payable.............................               --        1,617,815
        Accrued liabilities...............................................        1,300,516        2,047,233
        Accounts payable--Jones International, Ltd. (Notes 2 and 4).......        9,814,874        1,377,731
        Interest payable..................................................           53,619        5,581,250
        Deferred revenues (Note 2)........................................           13,554          752,263
        Capital lease obligations (Note 7)................................        2,422,022               --
        Other current liabilities.........................................               --            9,938
                                                                                ------------     ------------
             Total current liabilities....................................       15,043,187       20,105,090
                                                                                ------------     ------------
     LONG-TERM LIABILITIES

        Customer deposits and deferred revenues...........................           38,532          340,842
        Capital lease obligation, net of current portion (Note 7).........       26,335,186               --
        Long-term debt--affiliated entities (Note 5)......................       16,554,500               --
        Senior secured notes..............................................               --      100,000,000
                                                                                ------------     ------------
             Total long-term liabilities..................................       42,928,218      100,340,842
                                                                                ------------     ------------
     MINORITY INTERESTS IN CONSOLIDATED
        SUBSIDIARIES (Note 2).............................................        1,593,168          567,283
     COMMITMENTS AND CONTINGENCIES (NOTE 15)
        Class A Common Stock subject to put, $0.01 par
          value:101,124 shares authorized and outstanding.................               --        1,213,488
     SHAREHOLDERS' DEFICIT:
        Class A Common Stock, $.01 par value: 50,000,000 shares
          authorized; 2,980,953 and 4,202,006 shares issued and
          outstanding, respectively.......................................           29,810           42,020
        Class B Common Stock, $.01 par value: 1,785,120 shares
          authorized; 1,785,120 shares issued and
          outstanding, respectively.......................................           17,851           17,851
        Additional paid-in capital........................................        9,143,375       27,446,955
        Accumulated other comprehensive income............................               --            8,456
        Accumulated deficit...............................................      (27,397,481)     (38,847,951)
                                                                                ------------     ------------
        Total shareholders' deficit.......................................      (18,206,445)     (11,332,669)
                                                                                ------------     ------------
        Total liabilities and shareholders' deficit.......................      $41,358,128     $110,894,034
                                                                                ------------     ------------
                                                                                ------------     ------------

     The accompanying notes to these consolidated financial statements are an integral part of these consolidated financial statements.

                 JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               For the Years ended December 31,
                                                              ------------------------------------------------------------------
                                                                     1996                    1997                   1998
                                                              -------------------     -------------------     ------------------
REVENUES:

   Radio programming...............................           $       6,978,303       $      10,199,870       $     10,041,070
   Radio representation............................                         --                      --               5,106,540
   Television programming:
     Non-affiliated entities.......................                     193,204              10,863,512             15,795,632
     Affiliated entities (Note 4)..................                     960,254               1,138,000              1,096,580
                                                               ----------------        ----------------        ---------------
         Total television programming..............                   1,153,458              12,001,512             16,892,212
                                                               ----------------        ----------------        ---------------
   Satellite delivery and production support:
     Non-affiliated entities.......................                   3,120,000               2,600,000              1,578,079
     Affiliated entities (Note 4)..................                   5,402,680               4,309,818              4,593,620
                                                               ----------------        ----------------        ---------------
         Total satellite delivery and production
           support.................................                   8,522,680               6,909,818              6,171,699
                                                               ----------------        ----------------        ---------------
         Total revenues............................                  16,654,441              29,111,200             38,211,521
                                                               ----------------        ----------------        ---------------
OPERATING EXPENSES:

   Radio programming...............................                   4,162,634               5,816,250              7,778,061
   Radio representation............................                         --                      --               1,128,713
   Television programming:
     Non-affiliated entities.......................                   1,156,922               5,726,418              9,015,421
     Affiliated entities (Note 4)..................                         --                3,545,930              5,216,110
                                                               ----------------        ----------------        ---------------
         Total television programming..............                   1,156,922               9,272,348             14,231,531
   Satellite delivery and production support.......                   5,451,966               4,685,470              5,240,168
   Selling and marketing...........................                   1,737,566               2,916,648              4,868,700
   General and administrative......................                   3,269,623               4,168,005              6,727,604
                                                               ----------------        ----------------        ---------------
         Total operating expenses..................                  15,778,711              26,858,721             39,974,777
                                                               ----------------        ----------------        ---------------
OPERATING INCOME (LOSS)............................                     875,730               2,252,479             (1,763,256)
                                                               ----------------        ----------------        ---------------
OTHER (INCOME) EXPENSE:

   Interest expense (Note 4, 6 and 7)..............                   4,499,898               5,676,896              8,971,139
   Interest income.................................                     (72,151)               (107,843)              (775,735)
   Write-off of deferred offering costs (Note 2)...                         --                  938,000                     --
   Equity income (loss) of subsidiaries............                    (828,992)               (396,155)                57,322
   Other expense (income)..........................                     (11,660)                 73,972              1,171,264
                                                               ----------------        ----------------        ---------------
         Total other expense, net..................                   3,587,095               6,184,870              9,423,990
                                                               ----------------        ----------------        ---------------
LOSS BEFORE INCOME TAXES AND
   MINORITY INTERESTS..............................                  (2,711,365)             (3,932,391)           (11,187,246)
   Income tax provision (benefit) (Note 13)........                    (386,912)             (1,341,997)                48,531
                                                               ----------------        ----------------        ---------------
LOSS BEFORE MINORITY INTERESTS.....................                  (2,324,453)             (2,590,394)           (11,235,777)
                                                               ----------------        ----------------        ---------------
   Minority interests in net income (loss) of
     consolidated subsidiaries.....................                      (9,051)                902,781                214,693
                                                               ----------------        ----------------        ---------------
NET LOSS                                                      $      (2,315,402)      $      (3,493,175)      $    (11,450,470)
                                                               ----------------        ----------------        ---------------
                                                               ----------------        ----------------        ---------------
ADJUSTMENTS TO ARRIVE AT
   COMPREHENSIVE LOSS..............................                          --                      --                  8,456

COMPREHENSIVE LOSS.................................           $      (2,315,402)      $      (3,493,175)      $    (11,442,014)
                                                               ----------------        ----------------        ---------------
                                                               ----------------        ----------------        ---------------
NET LOSS PER COMMON SHARE..........................           $           (0.56)      $           (0.79)      $          (2.13)
                                                               ----------------        ----------------        ---------------
                                                               ----------------        ----------------        ---------------
NET LOSS PER COMMON SHARE - assuming dilution......           $           (0.56)      $           (0.79)      $          (2.14)
                                                               ----------------        ----------------        ---------------
                                                               ----------------        ----------------        ---------------
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING.....................................                   4,103,573               4,400,448              5,372,644
                                                               ----------------        ----------------        ---------------
                                                               ----------------        ----------------        ---------------


       The accompanying notes to these consolidated financial statements are an integral part of these consolidated financial statements.

                 JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

                                                   COMMON STOCK          COMMON STOCK
                                                     CLASS A               CLASS B        ADDITIONAL                   TOTAL
                                              ---------------------- -------------------   PAID-IN    ACCUMULATED   SHAREHOLDERS'
                                                SHARES       AMOUNT   SHARES     AMOUNT    CAPITAL      DEFICIT       DEFICIT
                                              ----------- ---------- --------- --------- ----------  ------------- --------------
Balance, December 31, 1995.................    1,385,120    $13,851  1,385,120   $13,851 $        --   $(20,387,790) $(20,360,088)
Issuance of common stock in exchange
  for Earth Segment........................      583,333      5,834         --        --          --         (5,834)           --
Advances to parent company (Note 2)........           --         --         --        --          --       (593,816)     (593,816)
Net loss...................................           --         --         --        --          --     (2,315,402)   (2,315,402)
                                              ----------- ---------- --------- ---------  ----------  ------------- --------------
Balance, December 31, 1996.................    1,968,453     19,685  1,385,120    13,851          --    (23,302,842)  (23,269,306)
Issuance of common stock in exchange
  for Jones Space Segment, Inc. (Note 1)...      416,667      4,167         --        --          --         (4,167)           --
Advance to parent company (Note 2).........           --         --         --        --          --       (593,964)     (593,964)
Issuance of common stock in exchange
  for minority interests of Glenn R. Jones
  (Note 1).................................      333,333      3,333         --        --          --         (3,333)           --
Issuance of common stock for the
  Product Information Network
  acquisition (Note 1).....................      262,500      2,625         --        --   3,147,375             --     3,150,000
Conversion of the Jones Global Group
  note (Note 5)............................           --         --    400,000     4,000   5,996,000             --     6,000,000
Net loss...................................           --         --         --        --          --     (3,493,175)   (3,493,175)
                                              ----------- ---------- --------- ---------  ----------  ------------- --------------
Balance, December 31, 1997.................    2,980,953     29,810  1,785,120    17,851   9,143,375    (27,397,481)  (18,206,445)
Conversion of Jones Global Group note......      666,667      6,667         --        --   9,993,333             --    10,000,000
Issuance of common stock for
  the MediaAmerica, Inc, acquisition.......      541,970      5,419         --        --   8,124,131             --     8,129,550
Issuance of common stock in
  exchange for the ownership
  interests in PIN Venture.................       12,416        124         --        --     186,116             --       186,240
Other comprehensive income, net of tax:
  Unrealized gains on securities...........           --         --         --        --          --             --         8,456
Net loss...................................           --         --         --        --          --    (11,450,470)  (11,450,470)
                                              ----------- ---------- --------- ---------  ----------  ------------- --------------
Balance, December 31, 1998.................    4,202,006    $42,020  1,785,120   $17,851 $27,446,955   $(38,847,951) $(11,332,669)
                                              ----------- ---------- --------- ---------  ----------  ------------- --------------
                                              ----------- ---------- --------- ---------  ----------  ------------- --------------

     The accompanying notes to these consolidated financial statements are an integral part of these consolidated financial statements.

                 JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the Years ended December 31,
                                                               ------------------------------------------------------------------
                                                                      1996                    1997                   1998
                                                               -------------------     -------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss........................................             $     (2,315,402)       $     (3,493,175)       $    (11,450,470)
   Adjustment to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization.................                    4,476,027               5,167,892               6,266,138
     Equity in (loss) income of subsidiaries.......                     (828,992)               (396,155)                 57,322
     Distributions received........................                      300,000                 100,000                 350,000
     Write-off of deferred offering costs..........                          --                  938,000                     --
     Minority interest in net (loss) income........                       (9,051)                902,781                 214,693
     Loss on sale of equipment.....................                          --                   81,209                   3,599
     Net change in assets and liabilities:
       Decrease (increase) in receivables..........                        5,317               1,168,733              (4,134,681)
       Increase in receivables from affiliates.....                     (361,809)               (538,949)               (238,777)
       Decrease (increase) in prepaid expenses.....
         and other current assets..................                     (495,717)                344,865                 157,807
       Decrease (increase) in deferred ............                     (104,204)                 43,880                  88,669
         commissions...............................
       Decrease (increase) in other assets.........                      (58,983)                 78,635                (271,171)
       Increase in accounts payable................                      223,393               1,192,730               1,357,787
       Increase in producers' fee payable..........                          --                      --                2,043,770
       Increase (decrease) in accounts payable                         3,668,270               2,861,899              (8,437,143)
         to Jones International....................
       Increase (decrease) in interest payable.....                      215,524                (161,905)              5,527,631
       Increase in deferred revenues...............                        5,500                   8,054                 738,709
       Increase in accrued liabilities and other                          52,872                 112,355                 233,806
         liabilities...............................
       Increase (decrease) in customer deposits....                        3,352                (821,378)                181,904
                                                               -------------------     -------------------     ------------------
     Net cash provided by (used in) operating activities               4,776,097               7,589,471              (7,310,407)
                                                               -------------------     -------------------     ------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property, plant and equipment.....                   (2,969,379)             (1,367,026)             (2,257,832)
     Sale of property, plant and equipment.........                          --                  255,671                  56,890
     Subscriber incentive payments.................                          --                      --               (3,064,354)
     Purchases of intangible assets and programming                   (1,001,667)                (44,646)               (295,314)
     Purchase of MediaAmerica, Inc.................                          --                      --              (26,700,000)
     Purchase of investments.......................                          --                      --               (2,760,190)
                                                               -------------------     -------------------     ------------------
     Net cash used in investing activities.........                   (3,971,046)             (1,156,001)            (35,020,800)
                                                               -------------------     -------------------     ------------------
CASH FLOWS FORM FINANCING ACTIVITIES:

     Increase in deferred offering costs...........                     (607,505)               (505,239)             (4,301,684)
     Increase in capitalized loan fees.............                          --                  (50,000)                    --
     Repayment of borrowings.......................                       (7,991)                    --              (23,259,000)
     Repayment of capital lease obligations........                   (1,533,031)             (1,964,954)            (28,757,208)
     Proceeds from borrowings......................                    1,341,968                     --               16,704,500
     Proceeds from Senior Secured Notes............                          --                      --              100,000,000
     Distributions paid to minority interests......                          --                      --               (1,118,557)
     Acquisition of minority interests.............                          --                 (200,000)                    --
                                                               -------------------     -------------------     ------------------
     Net cash provided by (used in)
       financing activities........................                     (806,559)             (2,720,193)             59,268,051
                                                               -------------------     -------------------     ------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...                       (1,508)              3,713,277              16,936,844

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD.......................................                        5,400                   3,892               3,717,169
                                                               -------------------     -------------------     ------------------
CASH AND CASH EQUIVALENTS, END
   OF PERIOD.......................................             $          3,892        $      3,717,169        $     20,654,013
                                                               -------------------     -------------------     ------------------
                                                               -------------------     -------------------     ------------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid......................................             $      4,499,898        $      5,838,801        $      3,443,508
                                                               -------------------     -------------------     ------------------
                                                               -------------------     -------------------     ------------------
Goodwill...........................................                      300,000               3,036,923               5,372,644
                                                               -------------------     -------------------     ------------------
                                                               -------------------     -------------------     ------------------
Issuance of Class A Common Stock for GAC equity agreement       $            --         $            --         $      1,213,488
                                                               -------------------     -------------------     ------------------
                                                               -------------------     -------------------     ------------------
Issuance of Class A Common Stock for the acquisition of
MediaAmerica, Inc..................................             $            --         $            --         $      8,129,550
                                                               -------------------     -------------------     ------------------
                                                               -------------------     -------------------     ------------------
Conversion of Global Group note to Class A                      $            --         $      6,000,000        $     10,000,000
   Common Stock....................................            -------------------     -------------------     ------------------
                                                               -------------------     -------------------     ------------------

     The accompanying notes to these consolidated financial statements are an integral part of these consolidated financial statements.

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

(1)  ORGANIZATION AND BUSINESS

     Jones International Networks, Ltd. (which is now known as JPN, Inc., "Old Company," effective May 1998) was incorporated in November 1993. The Old Company was temporarily a wholly-owned subsidiary of Jones Network Holdings LLC ("Network Holdings"), a Colorado limited liability company. Old Company had acquired certain subsidiaries from the parent of Network Holdings, Jones International, Ltd. ("Jones International"). Mr. Glenn R. Jones, Chairman and Chief Executive Officer of New Company, owns 100 percent of Jones International. The accompanying consolidated financial statements have been prepared on the basis of reorganization accounting of entities under common control (similar to pooling of interests) as though Old Company had made the acquisitions of these Jones International subsidiaries at their inception.

     In May 1998, a new company named Jones International Networks, Ltd. ("New Company") was formed as a wholly-owned subsidiary of Network Holdings and a sister company of Old Company. Effective upon the closing in July 1998 of an offering of 11 3/4% Senior Secured Notes ("Notes") by New Company (see
Note 14) and the acquisition by New Company of MediaAmerica, Inc. ("MediaAmerica) (see Note 14), New Company acquired all of the shares of Old Company from Network Holdings, and the members of Network Holdings exchanged their Class A Ownership Interests and Class B Ownership Interests in Network Holdings for shares of Class A Common Stock and Class B Common Stock, respectively, of New Company, and Network Holdings was dissolved. Old Company is now a wholly-owned subsidiary of New Company. The results of operations and financial condition of New Company ("the Company") reflect all of the operations of the Old Company.

     The Company creates, develops, acquires and produces programming that it distributes to radio stations, cable television system operators and other video distributors. The Company (i) provides radio programming to radio stations in exchange for advertising time that it resells to national advertisers, (ii) sells advertising time on nationally syndicated radio programs, (iii) provides television and music programming to cable television system operators and other video distributors, (iv) sells advertising time on its two television networks and (v) receives license fees for its country music television network.

     On April 1, 1997, the Company acquired Mr. Glenn R. Jones' 19 percent equity interest in Jones Infomercial Networks, Inc. ("Infomercial Networks"), the subsidiary through which the Company has invested in a majority interest in the Product Information Network Venture ("PIN Venture") and Mr. Jones' 19 percent equity interest in the Great American Country, Inc. ("Great American Country"), the subsidiary through which the Company operates Great American Country, in exchange for 333,333 shares of the Company's Class A Common Stock. As a result of these transactions, Informercial Networks and Great American Country are wholly owned by the Company. Also on April 1, 1997, the Company acquired the satellite transponder leases and related subleases owned by Jones Space Segment, Inc. ("Space Segment"), an affiliate of the Company, in exchange for 416,667 shares of the Company's Class A Common Stock. These three transactions were accounted for as a reorganization of entities under common control. The accompanying consolidated financial statements have been prepared to include these

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES acquisitions as though the Company had made them at their inception.

     The Company has received advances and loans from Jones International and related companies to fund its operating and investing activities. Jones International and such related companies are under no obligation to provide additional advances or loans to the Company.

     VENTURES--The Company is a partner in two joint ventures, the PIN Venture and Galactic/Tempo ("Superaudio"), and is a member in a third venture, Jones/Capstar Programming, LLC ("Jones/Capstar"). The PIN Venture commenced operations on February 1, 1995 and is a joint venture which is owned approximately 55 percent by the Company and 45 percent by a third party (see Note 3). The PIN Venture owns and operates a 24-hour-a-day cable television network for the airing of long-form advertising ("infomercials"). Superaudio commenced operations in July 1990 and is a joint venture which is owned 50 percent by the Company and 50 percent by a third party. Superaudio is in the business of providing audio programming services to cable television system operators. Jones/Capstar commenced operations in July 1998 and is a limited liability company which is owned 50 percent by the Company and 50 percent by a third party. Jones/Capstar is in the business of developing, producing and distributing a syndicated radio program known as "Nashville Nights." Profits, losses and distributions of these ventures have been and will be allocated in accordance with the respective ownership interests of the partners or members. Distributions of assets have been and will be approved by the partners or members for the respective venture prior to such distributions.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents.

     RESTRICTED CASH--$10.0 million of the proceeds from the Notes (see Note
14) was deposited into a Reserve Account. Cash balances in the Reserve Account are restricted to use for acquisitions and payment of principal or interest on the Notes. In January 1999, $5.6 million of these funds were used to pay the January 1, 1999 interest payment on the Notes.

     AVAILABLE FOR SALE SECURITIES--Available for sale marketable securities are carried at fair value, with unrealized holding gains and losses carried as a separate component of shareholders' deficit. The cost of securities sold is determined using the first-in, first-out method. At December 31, 1998, the Company held marketable securities available for sale with an aggregate cost of $2,760,190 and a net unrealized gain of $8,456.

     FAIR VALUE OF FINANCIAL INSTRUMENTS--The fair value of the Company's financial instruments is estimated based on the quoted market prices for similar instruments. The carrying value of the Company's accounts receivable and cash accounts are assumed to approximate fair value due to the short-term nature of these accounts.

     PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries. Investments in entities which are not majority-owned and controlled by the Company are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

     MINORITY INTEREST--The minority interest in the net income or loss of the Company's consolidated subsidiaries is reflected in the statements of operations. To the extent the minority interest in the net losses of the Company's consolidated subsidiaries exceeds the minority investment in those subsidiaries, such excess losses are charged to the Company. No such excess losses were incurred in 1997 and 1998.

     PROPERTY, PLANT AND EQUIPMENT--Property and equipment are depreciated using the straight-line method over the estimated useful lives of 3 to 15 years. The building is depreciated using the straight-line method over an estimated useful life of 40 years. Leasehold improvements are depreciated using the straight-line method over the lesser of five years or the term of the lease. Satellite transponders are depreciated using the straight-line method over the estimated useful life of 12 years.

     GOODWILL--Goodwill consists primarily of the excess purchase price paid in the PIN Venture acquisition in 1997 (see Note 3) and the excess purchase price paid in the MediaAmerica acquisition in 1998 (see Note 3). Goodwill related to the PIN Venture acquisition is amortized using the straight-line method over the estimated economic life of the partnership, which is 18 years. Goodwill related to the MediaAmerica acquisition is amortized using the straight-line method over an estimated economic life of 40 years.

     OTHER INTANGIBLE ASSETS--Intangible assets consist primarily of radio programming licensing agreements obtained from a third party in October 1996 and subscriber incentive payments. Intangible assets are amortized using the straight-line method over the lesser of 15 years or the term of the affiliate agreement.

     LONG-LIVED ASSETS--The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No such impairment indicators have been identified by the Company for the years ended December 31, 1997 and 1998.

     ADVANCES TO PARENT COMPANY--Advances to parent company in the statements of shareholders' deficit represent the net impact of the intercompany activity between Space Segment and Jones International. Such amounts have been presented as further reductions of accumulated deficit in connection with the reorganization of these entities under common control during 1997.

     DEFERRED COMMISSIONS--Sales commissions are amortized using the straight-line method over the life of the corresponding affiliate agreements from which the sales commission was paid. The current amount represents the portion to be amortized within the next 12 months.

      DEBT OFFERING COSTS--The Company incurred approximately $4,526,000 of debt offering costs in the year ended December 31, 1998. Such costs include fees for financial advisory services, legal counsel, independent public accountants, regulatory and stock exchange registration fees, and other various costs associated with the Notes offering. In 1997, the Company incurred $505,000 of deferred offering costs related to a proposed equity offering. As a result of the withdrawal of the proposed offering in early 1997, the portion of the deferred offering costs that were deemed by management as unusable in pursuing other financing options were expensed. During the year ended December 31, 1997, $938,000 of such costs was expensed by the Company. The remaining deferred offering costs of approximately $175,000 are included in debt offering costs in the accompanying consolidated statements of financial position at December 31, 1997 and are deemed to benefit the Notes Offering completed by the Company which closed in July 1998 (see Note 14).

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

     CUSTOMER DEPOSITS AND DEFERRED REVENUES--Customer deposits consist of unearned revenues associated with affiliate fees and refundable advance payments. Deferred revenues consist of advance payments and a security deposit paid by a lessee of the Company's satellite transponder.

     INCOME TAXES--Prior to April 2, 1997, the Company joined with Jones International in filing a consolidated tax return as provided for under the terms of a tax allocation agreement with Jones International and certain of Jones International's subsidiaries. Pursuant to the terms of the tax allocation agreement, tax provisions (benefits) were allocated to the members of the tax sharing group based on their respective pro rata contribution of taxable income (loss) to Jones International's consolidated taxable income
(loss). As a result of the issuance of additional shares of the Company's common stock (see Note 1), less than 80 percent of the Company's outstanding common stock was beneficially (or indirectly) owned by Jones International as of April 2, 1997. Therefore, the Company is no longer included in the Jones International tax allocation agreement.

     The tax allocation agreement with Jones International gave Jones International the option to either make a payment of the tax benefits due to the subsidiary members of the tax sharing group or to defer such payments until a subsequent taxable period in which the subsidiary member generated taxable income and had a tax payment due either to Jones International or to a federal or state taxing authority. Jones International could defer such payments for a period not to exceed five years from the date the tax return was filed and could accrue interest at the time the deferred benefit amounts originated. For the year ended December 31, 1997, Jones International elected to defer a tax benefit of approximately $1,342,000 due to the Company and its subsidiaries. For the year ended December 31, 1998, the Company recorded a tax provision of approximately $49,000 to adjust estimated tax provisions to actual tax provisions for the year ended December 31, 1997. This provision was offset against the income tax benefit receivable from Jones International.

     The Company accounts for deferred tax liabilities or assets based on the temporary differences between the financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, based upon current circumstances, are not expected to be realized.

     REVENUE RECOGNITION--The Company's revenues consist of radio programming revenues, radio representation revenues, television programming revenues and satellite delivery and production support revenues.

     Radio programming revenues include advertising and license fees. The Company generates radio advertising revenues by selling airtime to advertisers who advertise their products or services on the networks. The Company recognizes advertising revenues upon airing of the advertisements. Any amounts received from customers for radio advertisements that have not been aired during the period are recorded as deferred revenues until such time as the advertisement is aired. The Company delivers its programming to radio stations for distribution to their listeners. Radio station license fees are earned monthly from certain stations based on the radio station's contractual agreement.

     Radio representation revenues include revenues from the selling of advertising time on radio programs. The Company recognizes radio representation revenues upon airing of the advertisements.

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

     Television programming revenues include advertising and license fees. The Company generates television advertising revenues by selling airtime to advertisers who advertise their products or services on the networks. The Company recognizes advertising revenues upon the airing of the advertisements. Any amounts received from customers for television advertisements that have not been aired during the period are recorded as deferred revenues until such time as the advertisement is aired. The Company delivers its programming to cable television systems for distribution to their viewers. Cable television system license fees are earned monthly based on a per subscriber fee set under the terms of the cable operator's contractual agreement and the number of subscribers that are receiving the Company's programming during the respective month.

     Satellite delivery and production support revenues include revenues from satellite delivery, uplinking, trafficking, playback and other services. The Company generates revenues by providing such services to affiliates and third parties. The Company recognizes satellite delivery and production support revenues upon completion of the services or upon contractual arrangements.

     NEW ACCOUNTING PRONOUNCEMENTS--In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the year ending December 31, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company will adopt this statement in 1999. Management of the Company does not expect that the adoption of this statement will have a material impact on the Company's financial statements.

     USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     IMPACT OF THE YEAR 2000 ISSUE (UNAUDITED)--The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes.

      The Company initiated an assessment of how the Year 2000 problem could affect its operations in the summer of 1997 and, in conjunction with related parties, established a Year 2000 Program Office (the "Y2K Office") to manage the process. The Y2K Office meets periodically with the Company's management to inform them of its assessment activities, the Year 2000 priorities it has identified, remediation recommendations and testing and compliance issues. In addition, the Y2K Office organizes and meets regularly with a review committee comprised of representatives from various departments within the Company to ensure that management from the affected areas participate in the decision process.

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

      The Y2K Office is currently implementing the steps needed to address the Year 2000 problem based upon its set priorities and is testing the implemented solutions. The Y2K Office's schedule for implementing and testing its Year 2000 solutions for systems that have been determined to be first priority for the Company is as follows:

                                                                                                        EXPECTED

PROJECT                                                        DESCRIPTION                   COMPLETION DATE
-------                                                        -----------                   ---------------
Financial Information Management System..............  Test for Y2K compliance                       1Q99

Human Resources Information System...................  Test for Y2K compliance                       2Q99

Unix Hardware and Software...........................  Upgrade to Y2K compliant
                                                          releases and test for compliance           1Q99

Local Area Network ("LAN") and Wide Area               Determine which components are
   Network ("WAN") Components........................     not Y2K compliant                          1Q99

LAN/WAN Hardware and Software........................  Upgrade to Y2K compliant
                                                          releases and test for compliance           2Q99

Telephony Systems....................................  Upgrade to Y2K compliant
                                                          releases and test for compliance           1Q99

GAC and PIN Network Traffic and Billing System.......  Y2K certification testing                     1Q99

Uplink and Broadcast Center..........................  Y2K certification testing                     2Q99


     In 1999, the Y2K Office will also focus on Year 2000 compliance issues with respect to other systems, such as desktop hardware and software, data archiving systems, traffic and billing reconciliation applications and other record management systems. The Company has not used, and does not plan to employ, unaffiliated third party verification and validation processes to assure the reliability of its risk and cost estimates. The Company has not deferred any other significant information technology projects due to Year 2000 efforts.

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

     The Company has not incurred any material Year 2000 costs to date. Management does not have an estimate for future Year 2000 project costs that may be incurred. Management expects, but makes no assurance that, future Year 2000 project costs will not have a material adverse effect on its financial condition and results of operations.

      The Company has not yet formulated contingency plans in the event that systems are not Year 2000 compliant. The Company recognizes the need for a contingency plan and plans to develop one by the second quarter of 1999. There can be no assurance that the Company's systems will be Year 2000 compliant in time. The Year 2000 issue poses many risks for the Company and could materially adversely affect its financial condition and results of operations.

(3)  ACQUISITIONS OF PIN VENTURE AND MEDIAAMERICA

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

     From February 1995 until March 31, 1997, the Company owned 50 percent or less of the PIN Venture. Effective April 1, 1997, the Company acquired from Adelphia Communications Corporation an 8.35 percent equity interest in the PIN Venture in exchange for 262,500 shares of the Company's Class A Common Stock. Effective December 31, 1998, the Company acquired the remaining Adelphia Communications Corporation equity interest in the PIN Venture, 2.18 percent, in exchange for 12,416 shares of the Company's Class A Common Stock. As a result of these transactions, which were accounted for as purchases, the Company now owns approximately 55.3 percent of the PIN Venture. The Company recorded goodwill of $13.2 million in conjunction with the acquisitions of the additional interests. Effective April 1, 1997, the Company consolidated the results of operations of the PIN Venture for financial reporting purposes.

     On July 10, 1998, the Company acquired substantially all assets and assumed certain liabilities of MediaAmerica for $32.7 million plus a working capital adjustment of approximately $2.1 million. MediaAmerica provides radio advertising sales representation services and also owns syndicated radio programming. The seller of MediaAmerica received $26.7 million in cash and $6.0 million in shares of Class A Common Stock of the Company valued at $15 per share. The seller of MediaAmerica also received 141,970 shares of Class A Common Stock for the working capital adjustment. In addition, the seller of MediaAmerica may receive up to $5 million in shares of Class A Common Stock, with the excess, if any, to be paid in cash if certain multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA") for the twelve-month period following the closing are achieved. The acquisition was accounted for as a purchase. The Company recorded approximately $29.8 million in goodwill in connection with the acquisition of MediaAmerica.

      The seller of MediaAmerica have the right to cause the Company to repurchase the shares of the Company issued in the MediaAmerica acquisition at any time after three years from the July 10, 1998 closing. The price would be the fair market value of the Class A Common Stock on the date of exercise of the put, as determined by agreement or by an independent investment banking firm. The Company has a correlative right to require that the seller of MediaAmerica to sell such shares to the Company at fair market value. Such rights terminate upon an initial public offering by the Company. Before the seller of MediaAmerica can require the Company to buy its shares, the Company must have available cash (as defined); this condition lapses after seven and one quarter years from the date of closing. If the Company has exercised its purchase right and there is a change of control involving a higher price within nine months of the exercise of the call, the Company must pay specified additional consideration.

     Certain unaudited condensed pro-forma financial information of the Company assuming the purchases noted above were completed as of January 1, 1997, is as follows:


                                               DECEMBER 31,
                                               ------------
                                           1997             1998
                                          -----             ----
Revenues..........................     47,295,000        44,564,000
Operating expenses................     40,136,000        46,131,000
Operating income (loss)...........      7,159,000        (1,567,000)
Net loss..........................     (4,841,000)      (14,393,000)
Net loss per common share.........        $ (1.01)           $(2.40)


(4)  TRANSACTIONS WITH AFFILIATED ENTITIES

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

     The Company is a subsidiary of Jones International, a holding company with ownership in several companies involved in various aspects of the telecommunications industry. Jones International is wholly owned by Mr. Jones, Chairman and Chief Executive Officer of Jones Intercable and various other subsidiaries of Jones International. Certain members of management of the Company are also officers or directors of these affiliated entities and, from time to time, the Company may have transactions with these entities. Certain expenses are paid by affiliated entities on behalf of the Company and are allocated at cost based on specific identification or other methods which management believes are reasonable. Recurring transactions with affiliates, excluding Superaudio, are described below. See Note 8 for transactions with affiliates related to Superaudio.

      TELEVISION PROGRAMMING REVENUES--The Company earns up to a three percent commission on the sale of airtime for informational programming on Jones Education Company ("Jones Education") and its affiliates. For the year ended December 31, 1996, 1997 and 1998, the Company received approximately $241,000, $216,000 and $176,000, respectively, for this service.

     The Company distributes Great American Country to certain cable television systems owned or managed by Jones Intercable. Jones Intercable and its affiliated partnerships paid total license fees to the Company of approximately $719,000, $853,000 and $921,000 for the years ended December 31, 1996, 1997 and 1998.

     SATELLITE DELIVERY AND PRODUCTION SUPPORT REVENUES--Jones Earth Segment, Inc. ("Earth Segment"), a wholly-owned subsidiary of the Company, provides playback, editing, duplication and uplinking services primarily to its cable programming network affiliates. Earth Segment charges affiliates for its services using rates which are calculated to achieve a specified rate of return on investment to Earth Segment. For the years ended December 31, 1996, 1997 and 1998, Earth Segment charged Jones Education and its affiliates approximately $2,248,000, $2,193,000 and $2,664,000, respectively, for these services.

     Prior to the consolidation of the PIN Venture, Earth Segment charged the PIN Venture approximately $726,000 and $201,000 for the years ended December 31, 1996 and 1997, respectively, for these services.

     In addition, Jones Space Holdings ("Space Holdings"), a subsidiary of the Company, subleases a non-preemptible satellite transponder to Jones Education and its affiliates. Satellite transponder lease revenues of approximately $852,000, $896,000 and $1,174,000, were received from Jones Education for the years ended December 31, 1996, 1997, and 1998, respectively.

     Prior to the consolidation of the PIN Venture, satellite transponder lease revenues of approximately $852,000, and $224,000 were received from the PIN Venture, for the years ended December 31, 1996 and 1997, respectively.

      TELEVISION PROGRAMMING EXPENSE--The PIN Venture pays a significant portion of the revenues generated by its infomercial programming in the form of system rebates to all cable systems which enter into agreements to air such programming. Amounts paid by the PIN Venture to Jones Intercable and its affiliated partnerships, Cox Communications and Adelphia Communications were approximately $3,546,000 for the nine months ended December 31, 1997. Amounts paid by the PIN Venture to Jones Intercable and its affiliated partnerships, Cox and Adelphia were approximately $5,216,000 for the year ended
December 31, 1998.

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

     Jones Network Sales, a wholly-owned subsidiary of International, began providing affiliate sales services to the Company in late 1997. This affiliate charged the Company approximately $201,000 and $906,000 for the years ended December 31, 1997 and 1998, respectively, for these services.

     SATELLITE DELIVERY AND PRODUCTION SUPPORT EXPENSE--Jones Galactic Radio, Inc. ("Galactic Radio"), a wholly-owned subsidiary of the Company, has a transponder lease agreement with Jones Satellite Holdings ("Satellite Holdings"), an affiliate of the Company, for the use of the sub-carriers on a non-preemptible satellite transponder. This agreement allows Galactic Radio to use a portion of the transponder to distribute its audio programming. Satellite Holdings has the right to terminate the lease agreement at any time upon 30 days written notice to Galactic Radio. The Company agreed to pay Satellite Holdings approximately $58,000 per month. This agreement will expire May 7, 2004. Satellite Holdings charged approximately $696,000 for each of the years ended December 31, 1996, 1997 and 1998, for this service.

     GENERAL AND ADMINISTRATIVE EXPENSES--The Company leases and subleases office space in Englewood, Colorado from affiliates of Jones International. The Company was charged approximately $32,000, $88,000 and $148,000, for the years ended December 31, 1996, 1997 and 1998, respectively, for rent and associated expenses.

     An affiliate of Jones International provides computer hardware and software support services to the Company. This affiliate charged the Company approximately $385,000, $574,000 and $733,000, for the years ended December 31, 1996, 1997 and 1998, respectively, for such services.

     An affiliate of the Company charged the Company approximately $197,000 for the year ended December 31,1998 for the allocated costs of its airplane which was used by the Company in connection with the Notes offering.

     The Company and its consolidated subsidiaries reimburse Jones International and its affiliates for certain allocated administrative expenses. These expenses generally consist of payroll and related benefits. Allocations of personnel costs are generally based on actual time spent by affiliated associates with respect to the Company. Jones International and its affiliates charged the Company approximately $861,000, $540,000 and $1,116,000, for the years ended December 31, 1996, 1997 and 1998, respectively, for these administrative expenses.

      To assist in funding its operating and investing activities, the Company has borrowed funds from Jones International. Jones International charged interest on its advances to the Company at rates of approximately 10 percent per annum in 1996, 1997 and 1998. Jones International's interest rate is calculated using the published prime rate plus two percent. Jones International charged the Company interest of approximately $243,000, $868,000 and $506,000, for the years ended December 31, 1996, 1997 and 1998, respectively. The Company repaid these advances from borrowings, operating cash flow and/or available cash balances.

(5)  LONG-TERM DEBT - AFFILIATED ENTITIES

     In December 1994, Earth Segment issued a promissory note which was acquired by Jones Intercable. As of December 31, 1996 and 1997, the principal amount of the note was approximately $6,555,000. The note was secured by all of Earth Segment's present and future tangible and intangible property. Interest expense, which was payable quarterly, totaled approximately $608,000, $627,000 and $156,000 for the years ended

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

December 31, 1996, 1997 and 1998, respectively. This note and accrued interest were repaid on March 31, 1998 (see Note 14).

      Effective August 15, 1996, the Company purchased all of the outstanding common stock of Galactic Radio from Jones Global Group, Inc. ("Global Group"), an affiliate of the Company, for $17.2 million. The Company paid the purchase price to Global Group using $1.2 million in cash, which was advanced to the Company by Jones International, with the balance paid in the form of a $16.0 million note to Global Group. Effective September 30, 1997, the Company and Global Group agreed to convert $6 million of the $16 million note payable to Global Group into 400,000 shares of the Company's Class B Common Stock.

      Effective upon the closing of the Notes offering, the remaining $10 million of the Global Group note was converted into 666,667 shares of the Company's Class A Common Stock at a rate of $15 per share.

(6)  SENIOR SECURED NOTES

     In July 1998, the Company issued $100 million of 11 3/4 percent Senior Secured Notes (the "Notes"). The Company used the proceeds from the Notes offering (i) to finance the cash consideration of the acquisition of MediaAmerica, (ii) to prepay the capital lease obligation relating to the satellite transponders, (iii) to repay the Radio Holdings LLC credit facility and (iv) for general corporate purposes, including the payment of fees and expenses.

     Interest on the Notes is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 1999. The Notes will mature on July 1, 2005. Except as described below, the Company may not redeem the Notes prior to July 1, 2003. On or after such date, the Company may redeem the Notes, in whole or in part, at any time, at a redemption price of 105.875 percent of the principal amount to be redeemed for the 12 month period commencing July 1, 2003 and declining to 100 percent of the principal amount to be redeemed for the period after July 1, 2004, together with accrued and unpaid interest, if any, to the date of redemption. In addition, at any time and from time to time on or prior to July 1, 2001, the Company may, subject to certain requirements, redeem up to 35 percent of the aggregate principal amount of the Notes with the cash proceeds of one or more Equity Offerings (as defined) at a redemption price equal to 111.75 percent of the principal amount to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption, provided that at least 65 percent of the aggregate principal amount of the Notes remains outstanding immediately after each such redemption. Upon the occurrence of a Change of Control (as defined), the Company will be required to make an offer to repurchase the Notes at a price equal to 101 percent of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of repurchase.

     The Notes are senior obligations of the Company. The Notes are secured by the capital stock of JPN, Inc., the Company's wholly-owned intermediate holding company and JPN's direct subsidiaries. The Notes are unconditionally guaranteed (the "Guarantees") by each of the Subsidiary Guarantors. The Guarantees are senior obligations of the Subsidiary Guarantors and rank pari passu in right of payment with all existing and future Senior Indebtedness of the Subsidiary Guarantors, other than Bank Indebtedness (as defined) and Capitalized Lease Obligations (as defined) of the Subsidiary Guarantors, and are ranked senior in right of payment to all existing and future Subordinated Obligations of the Subsidiary Guarantors. The Guarantees are not secured.

      Mr. Jones has purchased Notes from third parties with a face value of $10,650,000 as of February 11, 1999.

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(7)  CAPITAL LEASES

     The capital lease obligation was comprised of a satellite transponder lease agreement which provided two non-preemptible satellite transponders. A portion of these satellite transponders are subleased to affiliated entities and third parties. On July 24, 1998, the Company prepaid the entire capital lease obligation using a portion of the proceeds from the Notes offering (see
Note 14).

(8)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      LONG-TERM DEBT - The fair value of the Company's long-term debt is estimated based on an estimate of fair value for debt of similar characteristics.

      SENIOR SECURED NOTES - The fair value of the Notes were estimated based on the quoted market prices for the Notes.

      CLASS A COMMON STOCK SUBJECT TO PUT - The fair value of the Company's Class A Common Stock subject to put is estimated based on the estimated purchase price to buy back the Class A Common Stock (see Note 15).

The estimated fair values of the Company's financial instruments are as follows:

                                                                    December 31,
                                               ---------------------------------------------------------
                                                          1997                           1998
                                               --------------------------    ---------------------------
                                                 Carry           Fair          Carry           Fair
                                                 Amount          Value         Amount          Value
                                               -----------    -----------    ------------    -----------
Long-term debt.............................    $16,555,000    $16,555,000    $         --    $        --
Senior secured notes.......................             --             --     100,000,000     64,000,000
Class A Common Stock subject to put........             --             --       1,213,000      1,020,000


(9)  JOINT VENTURE

     The Company is a 50 percent partner in the Superaudio joint venture. Superaudio provides audio programming services to cable television system operators.

     Certain condensed financial information for Superaudio is as follows:

                                                      DECEMBER 31,
                                       -------------------------------------------
                                          1996            1997            1998
                                       ----------      ----------       ----------
Total assets.....................      $  950,000      $1,216,000       $  770,000
Total liabilities................          72,000          62,000           64,000
Partners' capital................         878,000       1,154,000          706,000
Revenues.........................       2,379,000       2,132,000        1,789,000
Operating expenses...............       1,755,000       1,684,000        1,552,000
Operating income.................         624,000         448,000          237,000
Net income.......................         632,000         476,000          251,000


               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

     Superaudio reimburses the Company and its affiliates for certain allocated overhead and administrative expenses. These expenses generally consist of payroll and related benefits, rent, computer hardware and software support services and other corporate facilities costs. The Company and its affiliates provide programming, advertising sales management, engineering, marketing, administrative, accounting, information management, and legal services to Superaudio. Allocations of personnel costs have been based primarily on actual time spent by the Company and its affiliates' employees.

     Significant transactions for Superaudio with affiliated entities are described below:

     AUDIO PROGRAMMING REVENUES--Superaudio delivers its audio programming to cable television systems owned by Jones Intercable and its affiliated partnerships for a monthly fee of $60,000. For each of the years ended December 31, 1996, 1997 and 1998, Jones Intercable and its affiliates paid Superaudio $720,000 for audio programming.

     AUDIO PROGRAMMING EXPENSE--The Company sells certain audio programming and services to Superaudio. For the years ended December 31, 1996, 1997 and 1998, the Company charged Superaudio approximately $48,000, $16,000 and $36,000, respectively, for audio programming and services.

     In 1998, the Company began providing programming personnel to Superaudio. The Company charged Superaudio approximately $276,000 for audio programming and engineering personnel services for the year ended December 31, 1998.

     SATELLITE DELIVERY AND PRODUCTION SUPPORT EXPENSE--The Company has a satellite transponder lease agreement with Satellite Holdings and in turn subleases the audio subcarriers on this satellite transponder to Superaudio. The Company charged Superaudio $633,000 for each of the three years ended December 31, 1998 for this service.

     Earth Segment provides playback, editing, duplication and uplinking services to Superaudio. Earth Segment charges Superaudio for its services using rates which are calculated to achieve a specified rate of return on investment to Earth Segment. For the years ended December 31, 1996, 1997 and 1998, Earth Segment charged Superaudio approximately $97,000, $128,000 and $118,000, respectively, for these services.

     GENERAL AND ADMINISTRATIVE EXPENSES--An affiliate of Jones International provides computer hardware and software support services to Superaudio. The affiliate charged Superaudio approximately $40,000, $23,000 and $26,000 for the years ended December 31, 1996, 1997 and 1998, respectively, for computer services.

     Superaudio reimburses Jones International for certain allocated administrative expenses. These expenses generally consist of salaries and related benefits. Allocations of personnel costs are generally based on actual time spent by affiliated associates with respect to Superaudio. Jones International and its affiliates charged Superaudio approximately $23,000, $33,000 and $88,000 for the years ended December 31, 1996, 1997 and 1998, respectively, for these administrative expenses.

(10) COMMON STOCK

     VOTING RIGHTS--Holders of Class A Common Stock are generally entitled to one vote per share and are entitled to elect 25% of the Board of Directors, and holders of Class B Common Stock are entitled to ten

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES votes per share and to elect the remaining 75% of the Board of Directors. Both classes vote together as a single class on all matters not requiring a class vote under Colorado law.

(11) STOCK OPTIONS

     The Company has adopted an employee stock option plan (the "Plan") that provides for the grant of stock options and stock appreciation rights ("SARs") to employees of the Company. The Plan is construed, interpreted and administered by the Board of Directors or a committee of two of more non-employee directors. The committee or the Board of Directors determines the individuals to whom options are granted, the number of shares subject to the options, the exercise price of the options, the period over which the options become exercisable and the terms and provisions of stock options as it may determine from time to time, subject only to the provisions of the Plan. The Plan covers an aggregate of up to 400,000 shares of the Company's Class A Common Stock. As of December 31, 1998, options to purchase 345,000 shares of Class A Common Stock have been granted and 29,000 shares have been terminated or forfeited upon resignation of the holders. The options outstanding at December 31, 1998 have an exercise price of $15 per share and a weighted average remaining contractual life of 9.59 years. At December 31, 1998, none of the options were exercisable.

     The Company accounts for this plan under Accounting Principles Board ("APB") Opinion No. 25, under which no compensation has been recognized. Had compensation cost for this plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and basic and diluted earnings per share would have been approximately $11,279,000, $2.16 and $2.19, respectively. The fair value of each of the option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998: risk-free interest rates of 5.5 percent and an expected life of 7 years. Expected volatility is negligible due to the lack of public trading of Company's Common Stock.

(12) NET LOSS PER COMMON SHARE

     In February 1997, FASB issued SFAS 128, "Earnings Per Share." This statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share.

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

Earnings per share amounts for all periods are presented below in accordance with the requirements of SFAS 128.

                                              Years Ended December 31,
                                                1997             1998
                                            -----------     --------------
Numerator:
     Net loss...........................    $ 3,493,000     $ 11,450,000
Denominator:
     Denominator for basic loss per
     share - weighted-average shares
     outstanding........................      4,440,448        5,372,644
Basic loss per share....................    $     (0.79)     $     (2.13)
Denominator:
     Denominator for diluted loss per
     share-weighted-average shares
     outstanding........................      4,440,448        5,361,608
Diluted loss per share..................    $     (0.79)     $     (2.14)


(13) INCOME TAXES

     As described in Note 2, the Company joined in filing a consolidated tax return as provided for under the terms of a tax sharing agreement with Jones International and Jones International's other subsidiaries through the first quarter of 1997. Pursuant to the terms of the agreement, tax (provisions) benefits are allocated to members of the tax sharing group based on their respective pro rata contribution of taxable income (loss) to Jones International's consolidated taxable income (loss). Income tax benefit (provision) recognized as a result of the tax sharing arrangement were approximately $387,000, $1,342,000 and ($49,000) for the years ended December 31, 1996, 1997 and 1998. The difference between the statutory federal income tax rate and effective rate is summarized as follows:

                                                                             December 31,
                                                                  1996           1997            1998
                                                               ----------    ------------     ------------
Computed "expected tax benefit".............................   $ 743,000     $ 1,692,000      $ 3,991,000
State taxes, net of federal benefit.........................      72,000         157,000          371,000
Other.......................................................      20,000          28,000          (35,000)
                                                               ---------     -----------      -----------
                                                                 835,000       1,877,000        4,327,000
Valuation allowance.........................................    (835,000)     (1,877,000)      (4,327,000)
                                                               ---------     -----------      -----------
Tax benefit (provision)before impact of tax sharing
  agreement.................................................          --              --               --
Impact of tax sharing agreement (through April 2, 1997).....     387,000       1,342,000          (49,000)
                                                               ---------     -----------      -----------
Total income tax benefit (provision)........................   $ 387,000     $ 1,342,000      $   (49,000)
                                                               ---------     -----------      -----------
                                                               ---------     -----------      -----------


               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

    The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                         1997             1998
                                                        ------           ------
DEFERRED TAX ASSETS:
Net operating loss carry forwards..................  $ 1,654,000      $ 5,498,000
Future deductible amounts associated with
  other assets and liabilities.....................      154,000          391,000
                                                     -----------      -----------
    Total..........................................    1,808,000        5,889,000
DEFERRED TAX LIABILITIES:
Net assets of MediaAmerica.........................           --       (4,200,000)
Property and equipment.............................     (706,000)        (753,000)
Valuation allowance................................   (1,102,000)        (936,000)
                                                     -----------      -----------
Net deferred tax assets............................  $        --      $        --
                                                     -----------      -----------
                                                     -----------      -----------


     At December 31, 1998, the Company had net tax operating loss carryforwards ("NOLs") of approximately $9.8 million which expire between 2007 and 2008. Although management expects future results of operations to improve, it recognized the Company's past performance rather than growth projections when determining the valuation allowance. Any subsequent adjustment to the valuation allowance, if deemed appropriate due to changed circumstances, will be recognized as a separate component of the provision for income taxes.

(15) COMMITMENTS AND CONTINGENCIES

      GAC EQUITY AGREEMENTS--In the first quarter of 1998, Great American Country and the Company entered into equity affiliate agreements with two multiple cable system operators ("MSOs"). Pursuant to the terms of such agreements, the Company agreed to issue shares of Class A Common Stock to the MSOs in return for the MSOs providing Great American Country's programming to no less than 550,000 of their subscribers by May 31, 1998, an additional 500,000 subscribers by December 31, 1998 and an additional 150,000 subscribers by December 31, 1999. The total number of shares of Class A Common Stock to be issued is based on the number of subscribers provided by the MSOs. As of December 31, 1998, 101,124 shares of Class A Common Stock had been issued to one of the MSOs. Pursuant to the guidelines of SFAS No. 123 "Accounting for Stock-Based Compensation," the value of the Class A Common Stock was recorded as an intangible asset upon execution of the affiliate agreements and upon issuance of the Class A Common Stock. This intangible is being amortized using the straight-line method over the life of the contract (approximately 10 years). Because of a put option granted to the MSO, the shares issued to that MSO are presented above the Shareholders' Deficit section of the Statements of Financial Position. The amount of accretion from the value of the shares issued to the put option at the exercise date is not significant.

      As noted above, one of the MSOs was granted a put option on the Common Stock issued, whereby, if as of December 31, 2001, the Company or its successor has not completed a public offering of its securities, the MSO would have the option within 60 days of such date to require the Company to buy back its Class A Common Stock at a price equal to all or a portion of the license fees that would have been paid during the period between the date of the agreement and the exercise date of the put option. The purchase price would be based on the total number of MSO subscribers receiving the Great American Country service as of December 31, 1998. Based on the number of subscribers receiving the Great American Country service at

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

December 31, 1998, the estimated purchase price of the Class A Common Stock in the event the put option is exercised would be approximately $1,020,000.

      The Company rents office facilities under various operating lease agreements. As of December 31, 1998, future minimum lease payments under these noncancelable operating leases for each of the next five fiscal years and thereafter, are as follows:

                   Facilities
                     Leases
                   -----------
1999               $   644,520
2000                   666,407
2001                   671,124
2002                   657,650
2003                   509,436
Thereafter           1,042,599
                   -----------
                   $ 4,191,736
                   -----------
                   -----------


(16)  CONDENSED CONSOLIDATING FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

     The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the following wholly-owned subsidiaries of the Company: JPN, Inc., Jones Space Holdings, Inc., Jones Earth Segment, Inc., Jones Infomercial Networks, Inc., Jones Radio Holdings, Inc., Great American Country, Inc., Jones Galactic Radio, Inc., Jones Infomercial Network Ventures, Inc., Jones Galactic Radio Partners, Inc., Jones Radio Network, Inc., Jones Audio Services, Inc., Jones Radio Network Ventures, Inc., MediaAmerica, Inc. and Jones MAI Radio, Inc. and Jones/Owens Radio Programming LLC (collectively, the "Subsidiary Guarantors"). The only existing subsidiaries of the Company that did not guarantee the Notes are the following three entities: the PIN Venture, Superaudio and Jones/Capstar (collectively, the "Non-Guarantor Subsidiaries").

     The Company has not provided separate complete financial statements and other disclosures of the respective Subsidiary Guarantors because management has determined that such information is not material to investors. There are no significant contractual restrictions on distributions from each of the Subsidiary Guarantors to the Company.

     Investments in subsidiaries are required to be accounted for by investors on the equity method for purposes of the supplemental condensed consolidating financial statement presentation. Under this method, investments are recorded at cost and adjusted for the investor company's ownership share of the subsidiaries' cumulative results of operations. In addition, investments increase in the amount of contributions to subsidiaries and decrease in the amount of distributions from subsidiaries. The elimination entries eliminate the equity method accounting for the investment in subsidiaries and the equity in earnings of subsidiaries, intercompany payables and receivables and other transactions between subsidiaries including contributions and distributions.

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

Sections 13 and 15(d) of the Securities Exchange Act of 1934 require presentation of the following supplemental condensed consolidating financial statements. Presented below is condensed consolidating financial information for the Company and its subsidiaries as of and for the years ended
December 31, 1996, 1997 and 1998.

             CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                   FOR THE YEAR ENDED DECEMBER 31, 1996:

                                                                                    NON-
                                                        THE       SUBSIDIARY      GUARANTOR       ELIMINATION
                                                      COMPANY     GUARANTORS     SUBSIDIARIES       ENTRIES       REPORTED
                                                      -------     ----------     ------------     -----------     --------
                                                                               (IN THOUSANDS)
INCOME STATEMENT DATA:
REVENUES:
  Radio programming.................................  $   477      $ 6,519         $    --          $   (18)      $ 6,978
  Television programming............................       --        1,153           8,038           (8,038)        1,153
  Satellite delivery and production support.........       --        8,523              --               --         8,523
                                                      -------      -------         -------          -------       -------
    Total revenues..................................      477       16,195           8,038           (8,056)       16,654
                                                      -------      -------         -------          -------       -------
OPERATING EXPENSES:
  Radio programming.................................      420        3,761              --              (18)        4,163
  Television programming............................                 1,157           5,922           (5,922)        1,157
  Satellite delivery and production support.........       --        5,451              --               --         5,451
  Selling and marketing.............................      100        1,637             240             (240)        1,737
  General and administrative........................      579        2,691             751             (751)        3,270
                                                      -------      -------         -------          -------       -------
    Total operating expenses........................    1,099       14,697           6,913           (6,931)       15,778
                                                      -------      -------         -------          -------       -------
      OPERATING INCOME (LOSS).......................     (622)       1,498           1,125           (1,125)          876
                                                      -------      -------         -------          -------       -------
OTHER EXPENSE (INCOME):
  Interest expense..................................      744        3,940              30             (214)        4,500
  Interest income...................................     (177)         (75)             (2)             182           (72)
  Write-off of deferred offering costs..............       --           --              --               --            --
  Equity share of loss (income) of subsidiaries.....    1,200         (829)             --           (1,200)         (829)
  Other expense (income), net.......................       --          (12)             21              (21)          (12)
                                                      -------      -------         -------          -------       -------
    Total other expense (income)....................    1,767        3,024              49           (1,253)        3,587
                                                      -------      -------         -------          -------       -------
  Income (loss) before income taxes and minority
    interests.......................................   (2,389)      (1,526)          1,076              128        (2,711)
  Income tax benefit................................     (377)         (10)             --               --          (387)
                                                      -------      -------         -------          -------       -------
  Income (loss) before minority interests...........   (2,012)      (1,516)          1,076              128        (2,324)
  Minority interests in net loss of consolidated
    subsidiaries....................................       --           --              --               (9)           (9)
                                                      -------      -------         -------          -------       -------
NET INCOME (LOSS)...................................  $(2,012)     $(1,516)        $ 1,076          $   137       $(2,315)
                                                      -------      -------         -------          -------       -------
                                                      -------      -------         -------          -------       -------


               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                       FOR THE YEAR ENDED DECEMBER 31, 1996:

                                                                                    NON-
                                                        THE       SUBSIDIARY      GUARANTOR       ELIMINATION
                                                      COMPANY     GUARANTORS     SUBSIDIARIES       ENTRIES       REPORTED
                                                      -------     ----------     ------------     -----------     --------
                                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...............................    $(2,012)     $(1,516)        $ 1,076          $   137       $(2,315)
    Adjustment to reconcile net loss to net cash
      provided by (used in) operating activities:
    Non-cash expenses (income)....................          2        4,850              63           (1,276)        3,639
    Distributions received........................         --          300              --               --           300
    Net change in assets and liabilities..........      2,618         (465)           (774)           1,774         3,153
                                                      -------      -------         -------          -------       -------
      Net cash provided by (used in) operating
        activities................................        608        3,169             365              635         4,777
                                                      -------      -------         -------          -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment.......         --       (2,969)           (341)             341        (2,969)
  Sale of property, plant and equipment...........         --           --              15              (15)           --
  Purchases of intangible assets..................         --       (1,002)             --               --        (1,002)
                                                      -------      -------         -------          -------       -------
      Net cash used in investing activities.......         --       (3,971)           (326)             326        (3,971)
                                                      -------      -------         -------          -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deferred offering costs.............       (608)          --              --               --          (608)
  Repayment of borrowings.........................         --           (8)             --               --            (8)
  Repayment of capital lease obligations..........         --       (1,533)             --               --        (1,533)
  Proceeds from borrowings........................         --        1,342              --               --         1,342
  Members contributions...........................         --        1,000              --           (1,000)           --
                                                      -------      -------         -------          -------       -------
      Net cash used in financing activities.......       (608)         801              --           (1,000)         (807)
                                                      -------      -------         -------          -------       -------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS................................         --           (1)             39              (39)           (1)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD.............................         --            5              16              (16)            5
                                                      -------      -------         -------          -------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD..........    $    --      $     4         $    55          $   (55)      $     4
                                                      -------      -------         -------          -------       -------
                                                      -------      -------         -------          -------       -------


               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION
                            AS OF DECEMBER 31, 1997:

                                                                                     NON-
                                                        THE        SUBSIDIARY      GUARANTOR       ELIMINATION
                                                      COMPANY      GUARANTORS     SUBSIDIARIES       ENTRIES       REPORTED
                                                      -------      ----------     ------------     -----------     --------
                                                                               (IN THOUSANDS)
ASSETS:
  Cash and cash equivalents......................     $    (25)     $    79         $ 3,663          $    --       $  3,717
  Accounts receivable............................           --          781             674               --          1,455
  Other current assets...........................           --          783              --             (243)           540
                                                      --------      -------         -------          -------       --------
      Total current assets.......................          (25)       1,643           4,337             (243)         5,712
                                                      --------      -------         -------          -------       --------
  Property, plant and equipment..................            7       28,557             212               --         28,776
  Goodwill.......................................           --        3,126                               --          3,126
  Intangible assets..............................           53        1,006               5               --          1,064
  Other long-term assets.........................        1,687        3,770              --           (2,777)         2,680
                                                      --------      -------         -------          -------       --------
      Total assets...............................     $  1,722      $38,102           4,554           (3,020)        41,358
                                                      --------      -------         -------          -------       --------
                                                      --------      -------         -------          -------       --------
LIABILITIES AND SHAREHOLDERS'/MEMBERS'
      INVESTMENT (DEFICIT):
  Accounts payable...............................          417          132             890               --          1,439
  Accrued liabilities............................          312          961              27               --          1,300
  Other current liabilities......................        5,910        5,915             479               --         12,304
                                                      --------      -------         -------          -------       --------
      Total current liabilities..................        6,639        7,008           1,396               --         15,043
                                                      --------      -------         -------          -------       --------
  Note payable-affiliated entities...............       10,000        6,554              --               --         16,554
  Capital lease obligations......................           --       26,335              --               --         26,335
  Other long-term liabilities....................        3,289          282              --           (3,532)            39
                                                      --------      -------         -------          -------       --------
      Total long-term liabilities................       13,289       33,171              --           (3,532)        42,928
                                                      --------      -------         -------          -------       --------
  Minority interests.............................           --           --              --            1,593          1,593
  Shareholders'/members' investment (deficit):
    Class A Common Stock.........................           30            1              --               (1)            30
    Class B Common Stock.........................           18            1              --               (1)            18
    General partners'/members' contributions.....           --        1,000             350           (1,350)            --
    Additional paid-in capital...................        9,143       12,840                          (12,840)         9,143
    Retained earnings (accumulated deficit) .....      (27,397)     (15,919)          2,808           13,111        (27,397)
                                                      --------      -------         -------          -------       --------
      Total shareholders'/members' investment
        (deficit)................................      (18,206)      (2,077)          3,158           (1,081)       (18,206)
                                                      --------      -------         -------          -------       --------
      Total liabilities and shareholders'/members'
        investment (deficit).....................     $  1,722      $38,102         $ 4,554          $(3,020)      $ 41,358
                                                      --------      -------         -------          -------       --------
                                                      --------      -------         -------          -------       --------


               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        FOR THE YEAR ENDED DECEMBER 31, 1997:

                                                                                     NON-
                                                        THE        SUBSIDIARY      GUARANTOR       ELIMINATION
                                                      COMPANY      GUARANTORS     SUBSIDIARIES       ENTRIES       REPORTED
                                                      -------      ----------     ------------     -----------     --------
                                                                               (IN THOUSANDS)
INCOME STATEMENT DATA:
  REVENUES:
    Radio programming................................ $     --      $10,301         $    --          $  (101)      $ 10,200
    Television programming...........................      285        1,230          13,345           (2,858)        12,002
    Satellite delivery and production support........       --        8,241              --           (1,331)         6,910
                                                      --------      -------         -------          -------       --------
      Total revenues.................................      285       19,772          13,345           (4,290)        29,112
                                                      --------      -------         -------          -------       --------
OPERATING EXPENSES:
  Radio programming..................................       --        5,917              --             (101)         5,816
  Television programming.............................      148        2,585          10,045           (3,506)         9,272
  Satellite delivery and production support..........       --        4,685              --               --          4,685
  Selling and marketing..............................      137        2,489             396             (104)         2,918
  General and administrative.........................    1,155        2,428             788             (203)         4,168
                                                      --------      -------         -------          -------       --------
      Total operating expenses.......................    1,440       18,104          11,229           (3,914)        26,859
                                                      --------      -------         -------          -------       --------
      OPERATING INCOME (LOSS)........................   (1,155)       1,668           2,116             (376)         2,253
                                                      --------      -------         -------          -------       --------
OTHER EXPENSE (INCOME):
  Interest expense...................................    2,065        3,612              16              (16)         5,677
  Interest income....................................       (6)         (25)            (83)               6           (108)
  Write-off of deferred offering costs...............      938           --              --               --            938
  Equity share of loss (income) of subsidiaries......      663       (1,363)             --              304           (396)
  Other expense (income), net........................       --           35              39               --             74
                                                      --------      -------         -------          -------       --------
      Total other expense (income)...................    3,660        2,259             (28)             294          6,185
                                                      --------      -------         -------          -------       --------
Income (loss) before income taxes and
  minority interests.................................   (4,815)        (591)          2,144             (670)        (3,932)
Income tax provision (benefit).......................   (1,376)        (786)             --              820         (1,342)
                                                      --------      -------         -------          -------       --------
Income (loss) before minority interests..............   (3,439)         195           2,144           (1,490)        (2,590)
Minority interests in net income of
  consolidated subsidiaries..........................       --           --              --              903            903
                                                      --------      -------         -------          -------       --------
NET INCOME (LOSS).................................... $ (3,439)     $   195         $ 2,144          $(2,393)      $ (3,493)
                                                      --------      -------         -------          -------       --------
                                                      --------      -------         -------          -------       --------


               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         FOR THE YEAR ENDED DECEMBER 31, 1997:

                                                                                     NON-
                                                        THE        SUBSIDIARY      GUARANTOR       ELIMINATION
                                                      COMPANY      GUARANTORS     SUBSIDIARIES       ENTRIES       REPORTED
                                                      -------      ----------     ------------     -----------     --------
                                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).................................  $ (3,439)     $   195         $ 2,144          $(2,393)      $ (3,493)
  Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
    Non-cash expenses...............................       640        4,374              82            1,598          6,694
    Distributions received..........................        --          100              --               --            100
    Net change in assets and liabilities............     3,540       (1,329)          1,227              850          4,288
                                                      --------      -------         -------          -------       --------
      Net cash provided by operating activities.....       741        3,340           3,453               55          7,589
                                                      --------      -------         -------          -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment.........        (8)      (1,340)            (19)              --         (1,367)
  Sale of property, plant and equipment.............        --           82             174               --            256
  Purchases of intangible assets....................        (3)         (42)             --               --            (45)
                                                      --------      -------         -------          -------       --------
      Net cash provided by (used in)
        investing activities........................       (11)      (1,300)            155               --         (1,156)
                                                      --------      -------         -------          -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deferred offering costs...............      (505)          --              --               --           (505)
  Increase in capitalized loan fees.................       (50)          --              --               --            (50)
  Repayment of capital lease obligation.............        --       (1,965)             --               --         (1,965)
  Acquisition of minority interests.................      (200)          --              --               --           (200)
                                                      --------      -------         -------          -------       --------
      Net cash used in financing activities.........      (755)      (1,965)             --               --         (2,720)
                                                      --------      -------         -------          -------       --------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS..................................       (25)          75           3,608               55          3,713
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......        --            4              55              (55)             4
                                                      --------      -------         -------          -------       --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD.....................................  $    (25)     $    79         $ 3,663          $    --       $  3,717
                                                      --------      -------         -------          -------       --------
                                                      --------      -------         -------          -------       --------


               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION
                                AS OF DECEMBER 31, 1998:

                                                                                     NON-
                                                        THE        SUBSIDIARY      GUARANTOR       ELIMINATION
                                                      COMPANY      GUARANTORS     SUBSIDIARIES       ENTRIES       REPORTED
                                                      --------     ----------     ------------     -----------    ----------
                                                                               (IN THOUSANDS)
ASSETS:
Cash and cash equivalents....................         $  7,881       $    956        $ 1,817         $     --       $ 10,654
Restricted cash..............................           10,000             --             --               --         10,000
Available for sale securities................            2,769             --             --               --          2,769
Accounts receivable..........................               --         11,088            748               --         11,836
Other current assets.........................               --            847             47               --            894
                                                      --------     ----------     ------------     -----------    ----------
       Total current assets..................           20,650         12,891          2,612               --         36,153
                                                      --------     ----------     ------------     -----------    ----------
Property, plant and equipment................                7         26,598            292               --         26,897
Goodwill.....................................               --         32,411             --               --         32,411
Intangible assets............................            4,515          2,205              3               --          6,723
Other long-term assets.......................           29,854        (18,974)            --           (2,170)         8,710
                                                      --------     ----------     ------------     -----------    ----------
       Total assets..........................         $ 55,026      $  55,131       $  2,907        $  (2,170)      $110,894
                                                      --------     ----------     ------------     -----------    ----------
                                                      --------     ----------     ------------     -----------    ----------
LIABILITIES AND SHAREHOLDERS'
   INVESTMENT (DEFICIT):
Accounts payable.............................         $    983      $   1,813       $     --        $      --        $ 2,796
Producers' fees payable......................               --          5,922             --               --          5,922
Accrued liabilities..........................            5,884          2,238          1,124               --          9,246
Other current liabilities....................          (41,722)        43,577            286               --          2,141
                                                      --------     ----------     ------------     -----------    ----------
       Total current liabilities.............          (34,855)        53,550          1,410               --         20,105
                                                      --------     ----------     ------------     -----------    ----------
Senior secured notes.........................          100,000             --             --               --        100,000
Other long-term liabilities..................               --            341             --               --            341
                                                      --------     ----------     ------------     -----------    ----------
       Total long-term liabilities...........          100,000            341             --               --        100,341
                                                      --------     ----------     ------------     -----------    ----------
Minority interests...........................               --             --             --              567            567
Common stock subject to put..................            1,213             --             --               --          1,213
Shareholders' investment (deficit):
   Class A Common Stock......................               42             --             --               --             42
   Class B Common Stock......................               18             --             --               --             18
   General Partners' Contributions...........               --          1,000            350           (1,350)            --
   Additional paid-in capital................           27,447             --             --               --         27,447
   Other comprehensive income................                9             --             --               --              9
   Retained earnings (accumulated
   deficit)..................................          (38,848)           240          1,147           (1,387)       (38,848)
                                                      --------     ----------     ------------     -----------    ----------
       Total shareholders'
         investment (deficit)................          (11,332)         1,240          1,497           (2,737)       (11,332)
                                                      --------     ----------     ------------     -----------    ----------
       Total liabilities and shareholders'
         investment (deficit)................         $ 55,026       $ 55,131        $ 2,907         $ (2,170)      $110,894
                                                      --------     ----------     ------------     -----------    ----------
                                                      --------     ----------     ------------     -----------    ----------

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE YEAR ENDED DECEMBER 31, 1998:

                                                                             NON-
                                                         THE    SUBSIDIARY  GUARANTOR    ELIMINATION
                                                       COMPANY  GUARANTORS SUBSIDIARIES    ENTRIES    REPORTED
                                                     ---------- ---------- ------------  -----------  --------
                                                                        (IN THOUSANDS)
INCOME STATEMENT DATA:

REVENUES:

  Radio programming...............................   $       --  $ 10,041     $    --    $    --      $ 10,041
  Radio representation............................           --     5,107          --         --         5,107
  Television programming..........................          173     2,556      14,163         --        16,892
  Satellite delivery and production support.......           --     7,893          --     (1,721)        6,172
                                                     ---------- ---------- ------------  -----------  --------
    Total revenues................................          173    25,597      14,163     (1,721)       38,212
                                                     ---------- ---------- ------------  -----------  --------

OPERATING EXPENSES:

  Radio programming...............................           --     7,778          --         --         7,778
  Radio representation............................           --     1,129          --         --         1,129
  Television programming..........................           87     2,825      13,040     (1,721)       14,231
  Satellite delivery and production support.......           --     5,240          --         --         5,240
  Selling and marketing...........................           58     4,510         301         --         4,869
  General and administrative......................        1,132     5,142         454         --         6,728
                                                     ---------- ---------- ------------  -----------  --------
    Total operating expenses......................        1,277    26,624      13,795     (1,721)       39,975
                                                     ---------- ---------- ------------  -----------  --------
OPERATING INCOME LOSS.............................       (1,104)   (1,027)        368         --        (1,763)
                                                     ---------- ---------- ------------  -----------  --------
OTHER EXPENSE (INCOME):

  Interest expense................................        7,173     1,798          --         --         8,971
  Interest income.................................         (615)      (33)       (128)        --          (776)
  Equity share of loss (income) of subsidiaries...        3,100    (3,213)         --        170            57
  Other expense (income), net.....................        1,190       (31)         12         --         1,171
                                                     ---------- ---------- ------------  -----------  --------
    Total other expense (income)..................       10,848    (1,479)       (116)       170         9,423
                                                     ---------- ---------- ------------  -----------  --------
  Income (loss) before income taxes
    and minority interests........................      (11,952)      452         484       (170)      (11,186)
  Income tax provision............................            1        48          --         --            49
                                                     ---------- ---------- ------------  -----------  --------
  Income (loss) before minority interests.........      (11,953)      404         484       (170)      (11,235)
                                                     ---------- ---------- ------------  -----------  --------
  Minority interests in net income
    of consolidated subsidiaries..................           --        --          --        215           215
                                                     ---------- ---------- ------------  -----------  --------
  NET INCOME (LOSS)...............................   $  (11,953)  $   404     $   484    $  (385)     $(11,450)
                                                     ---------- ---------- ------------  -----------  --------
                                                     ---------- ---------- ------------  -----------  --------

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATING CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998:

                                                                                           NON-
                                                                      THE     SUBSIDIARY   GUARANTOR   ELIMINATION
                                                                    COMPANY   GUARANTORS SUBSIDIARIES    ENTRIES    REPORTED
                                                                 ------------ ---------- ------------ -----------  ----------
                                                                                           (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)...........................................    $(11,953)   $    404       $   484      $  (385)   $(11,450)
  Adjustment to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Non-cash expenses (income)................................         204       5,856            97          385       6,542
    Distributions received....................................          --         350            --           --         350
    Net change in assets and liabilities......................      (4,625)      1,979          (106)          --      (2,752)
                                                                 ------------  ---------- ------------ -----------  ----------
      Net cash provided by (used in) operating
        activities............................................     (16,374)      8,589           475           --      (7,310)
                                                                 ------------  ---------- ------------ -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property, plant and equipment...................          --      (2,067)         (191)          --      (2,258)
  Sale of property, plant and equipment.......................          --          41            16           --          57
  Dividend from joint venture.................................         914          --            --         (914)         --
  Purchase of investments.....................................      (2,760)         --            --           --      (2,760)
  Purchase of intangible assets...............................          --      (3,359)           --           --      (3,359)
  Purchase of MediaAmerica, Inc...............................     (26,700)         --            --           --     (26,700)
                                                                 ------------ ---------- ------------ -----------  ----------
      Net cash provided by (used in) investing activities.....     (28,546)     (5,385)         (175)        (914)    (35,020)
                                                                 ------------ ---------- ------------ -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase in deferred offering costs.........................      (4,187)       (115)           --           --      (4,302)
  Advances to/from subsidiaries...............................     (32,987)     32,987            --           --          --
  Repayment of borrowings.....................................          --      (6,555)           --           --      (6,555)
  Repayment of capital lease obligations......................          --     (28,757)           --           --     (28,757)
  Senior secured notes........................................     100,000          --            --           --     100,000
  Dividend paid to partners...................................          --          --        (2,146)       2,146          --
  Distributions paid to minority interests....................          --         113            --       (1,232)     (1,119)
                                                                 ------------ ---------- ------------ -----------  ----------
      Net cash provided by (used in) financing activities.....      62,826      (2,327)       (2,146)         914      59,267

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.................................................      17,906         877        (1,846)          --      16,937
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD......................................................         (25)         79         3,663           --       3,717
                                                                 ------------ ---------- ------------ -----------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD......................    $ 17,881    $    956       $ 1,817      $    --    $ 20,654
                                                                 ------------ ---------- ------------ -----------  ----------
                                                                 ------------ ---------- ------------ -----------  ----------

(17)    REPORTABLE SEGMENTS

      The Company has four reportable segments: radio programming and representation, television programming, satellite delivery and production support, and corporate. The radio programming and representation segment produces programming that it distributes to radio stations and sells advertising on nationally syndicated radio programs. The television programming segment provides cable television programming to cable television system operators and other video distributors. The satellite delivery and production support segment provides satellite delivery, uplinking, trafficking, playback and other services to affiliates and third parties. The corporate segment includes personnel and associated costs for the Company's executive and management staff, operational support and other items such as accounting and financial reporting and debt offering costs.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

      The Company's reportable segments are strategic business units that offer different services and products. They are managed separately because each business requires different technology and marketing

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES strategies. Reportable segments are presented below in accordance with the requirements of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information":

                        REPORTED SEGMENT PROFIT OR LOSS,
                               AND SEGMENT ASSETS
                AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1996:

                                                          Radio                      Satellite
                                                       Programming                 Delivery And
                                                           and        Television    Production
                                                      Representation  Programming     Support     Corporate      Total
                                                      -------------- ------------- ------------  ----------- -------------
Revenue from external customers.....................    $7,658,000    $ 1,154,000  $ 7,842,000   $        --  $16,654,000
Intersegment revenues...............................            --             --    3,429,000            --    3,429,000
Interest income.....................................       (14,000)       (23,000)     (35,000)           --      (72,000)
Interest expense....................................            --             --    3,765,000       735,000    4,500,000
Depreciation and amortization.......................       494,000         24,000    3,957,000         1,000    4,476,000
Equity in loss (income) of subsidiaries.............       329,000        503,000           --            --      832,000
Segment loss........................................      (335,000)    (1,558,000)     616,000    (1,038,000)  (2,315,000)
Capital expenditures................................     1,646,000         72,000    1,251,000            --    2,969,000
Other significant non-cash item:
  Goodwill..........................................            --        300,000           --            --      300,000
Segment assets......................................     5,426,000      1,925,000   30,336,000     4,213,000   41,900,000


RECONCILIATIONS OF REPORTABLE SEGMENT REVENUE AND
ASSETS:

REVENUES

Total revenues for reportable segments..............                                                          $20,083,000
Other revenues......................................                                                                   --
Elimination of intersegment revenues................                                                           (3,429,000)
                                                                                                              -----------
  Total consolidated revenues.......................                                                          $16,654,000
                                                                                                              -----------
                                                                                                              -----------
ASSETS

Total assets for reportable segments................                                                          $41,900,000
Elimination of investment in subsidiaries...........                                                           (3,602,000)
                                                                                                              -----------
  Consolidated total................................                                                          $38,298,000
                                                                                                              -----------
                                                                                                              -----------

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                       REPORTED SEGMENT PROFIT OR LOSS,
                            AND SEGMENT ASSETS
               AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1997:


                                                          Radio                      Satellite
                                                       Programming                 Delivery And
                                                           and        Television    Production
                                                      Representation  Programming     Support     Corporate      Total
                                                      -------------- ------------- ------------  ----------- -------------
Revenue from external customers.....................   $10,833,000   $ 12,002,000  $ 6,276,000   $        --  $29,111,000
Intersegment revenues...............................            --             --    3,387,000            --    3,387,000
Interest income.....................................        (6,000)       (93,000)      (3,000)       (6,000)    (108,000)
Interest expense....................................            --             --    3,612,000     2,065,000    5,677,000
Depreciation and amortization.......................       842,000        222,000    4,100,000         4,000    5,168,000
Equity in loss (income) of subsidiaries.............       228,000        168,000           --            --      396,000
Segment profit......................................       450,000        540,000   (1,571,000)   (2,912,000)  (3,493,000)
Capital expenditures................................     1,237,000         28,000       93,000         9,000    1,367,000
Other significant non-cash items:
  Goodwill..........................................            --      3,037,000           --            --    3,037,000
  Conversion of Global Group Note...................            --             --           --     6,000,000    6,000,000
Segment assets......................................     5,960,000      8,204,000   25,878,000    (1,973,000)  38,069,000


RECONCILIATIONS OF REPORTABLE SEGMENT REVENUE AND
ASSETS:

REVENUES
Total revenues for reportable segments..............                                                          $32,498,000
Other revenues......................................                                                                   --
Elimination of intersegment revenues................                                                           (3,387,000)
                                                                                                              -----------
  Total consolidated revenues.......................                                                          $29,111,000
                                                                                                              -----------
                                                                                                              -----------

ASSETS
Total assets for reportable segments................                                                          $38,069,000
Elimination of investment in subsidiaries...........                                                            3,289,000
                                                                                                              -----------
  Consolidated total................................                                                          $41,358,000
                                                                                                              -----------
                                                                                                              -----------


               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                        REPORTED SEGMENT PROFIT OR LOSS,
                               AND SEGMENT ASSETS
                 AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1998:


                                                          Radio                      Satellite
                                                       Programming                 Delivery And
                                                           and        Television    Production
                                                      Representation  Programming     Support     Corporate      Total
                                                      -------------- ------------- ------------  ----------- --------------
Revenue from external customers.....................   $15,780,000   $ 16,719,000  $ 5,540,000   $   173,000  $ 38,212,000
Intersegment revenues...............................            --             --    3,581,000            --     3,581,000
Interest income.....................................       (33,000)      (128,000)          --      (615,000)     (776,000)
Interest expense....................................            --             --    1,798,000     7,173,000     8,971,000
Depreciation and amortization.......................     1,598,000        697,000    3,966,000         5,000     6,266,000
Equity in loss (income) of subsidiaries.............        57,000             --           --            --        57,000
Segment loss........................................    (1,017,000)      (775,000)    (893,000)   (8,765,000)  (11,450,000)
Capital expenditures................................       582,000        336,000    1,337,000         3,000     2,258,000
Other significant non-cash item:
  Purchase of MediaAmerica..........................            --             --           --     8,144,000     8,144,000
Segment assets......................................    48,545,000     12,437,000   23,183,000    55,219,000   139,384,000


RECONCILIATIONS OF REPORTABLE SEGMENT REVENUE AND
ASSETS:

REVENUES
Total revenues for reportable segments..............                                                          $ 41,793,000
Other revenues......................................                                                                    --
Elimination of intersegment revenues................                                                            (3,581,000)
                                                                                                              ------------

  Total consolidated revenues.......................                                                          $ 38,212,000
                                                                                                              ------------
                                                                                                              ------------
ASSETS
Total assets for reportable segments................                                                          $139,384,000
Elimination of investment in subsidiaries...........                                                           (28,490,000)
                                                                                                              ------------

  Consolidated total................................                                                          $110,894,000
                                                                                                              ------------
                                                                                                              ------------

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Jones International Networks, Ltd.:

      We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Jones International Networks, Ltd. and subsidiaries as of December 31, 1997 and 1998, and for the years ended December 31, 1996, 1997 and 1998 included in this Form 10-K, and have issued our report thereon dated February 11, 1999. Our audits were made for the purpose of forming an opinion on these financial statements taken as a whole. The supplemental schedule listed in Part IV, Item 14 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to these financial statements taken as a whole.

                                                      ARTHUR ANDERSEN LLP

Denver, Colorado
February 11, 1999

                                                                    SCHEDULE II

                   JONES INTERNATIONL NETWORKS, LTD. AND SUBSIDIARIES

                           VALUATION AND QUALIFYING ACCOUNTS

                                                    Balance          Additions         Deductions
                                                      at            charged to            for                Balance
                                                   beginning        costs and           accounts            at end of
                                                   of period         expenses          written-off           period
Classifications
Fiscal Year ended December 31, 1998:           $     157,405    $     858,765     $       (118,683)  $       897,487
    Allowance for Doubtful Accounts......
Fiscal Year ended December 31, 1997:
    Allowance for Doubtful Accounts......            286,562          114,357             (243,514)          157,405
Fiscal Year ended December 31, 1996:
    Allowance for Doubtful Accounts......            224,808          130,381              (68,627)          286,562

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.



                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's Articles of Incorporation provide that, with respect to the election of Directors, the holders of Class A Common Stock, voting as a separate class, are entitled to elect that number of Directors constituting 25% of the total membership of the Board of Directors. If such 25% is not a whole number, holders of Class A Common Stock are entitled to elect the nearest higher whole number of Directors constituting 25% of the membership of the Board of Directors. Holders of Class B Common Stock, voting as a separate class, are entitled to elect the remaining Directors. Directors of the Company serve until the next annual meeting of the Company and until their successors shall be elected and qualified.

     Set forth below is certain information concerning each person who is an executive officer or director of the Company. Information is also provided for certain key employees. All directors hold office for a period of one year or until their respective successors are elected and qualified, or until their earlier resignation or removal.

NAME                     POSITION                                           AGE
----                     --------                                           ---
Glenn R. Jones  . . . .  Chairman of the Board                               69
Gregory J. Liptak . . .  President and Director                              58
Jay B. Lewis  . . . . .  Group Vice President/Finance, Chief Financial       40
                         Officer and Director
Jeffrey C. Wayne  . . .  President, Cable Programming Networks(1)            44
Gary Schonfeld  . . . .  Chief Executive Officer--MediaAmerica(1)(2)         46
Ron Hartenbaum  . . . .  President --Radio Network and Director(1)(2)        46
Phil Barry  . . . . . .  Vice President/General Manager--Radio Network(1)    45
Keith D. Thompson . . .  Chief Accounting Officer                            31
Elizabeth M. Steele . .  Vice President and Secretary                        46
Yrma G. Rico  . . . . .  Director                                            49
Fred A. Vierra  . . . .  Director                                            66


-------------------
(1)  Key employee; an officer of a subsidiary, but not of the Company itself.

(2) Pursuant to an agreement entered into in connection with the Acquisition, Messrs. Hartenbaum and Schonfeld may nominate one member of the Board of Directors. This right terminates upon the earlier of the ninth anniversary of the consummation of the Acquisition and the date on which, among other things, the direct or indirect ownership of Messrs. Hartenbaum and Schonfeld in the Company's common stock falls below certain levels.

     The principal occupations for at least the past five years of each of the directors, executive officers and certain key employees of the Company are as follows:

     GLENN R. JONES has been involved in the cable television business in various capacities since 1961 and currently serves as a director and/or executive officer of many of the Company's affiliates, including Chief Executive Officer and a director of Jones Intercable. He has been Chairman of the Board of the Company since 1993. Mr. Jones will continue to devote a substantial amount of his time to the Company's business. Mr. Jones is a member of the Board of Directors and of the Executive Committee of the National Cable Television Association. In addition, Mr. Jones is a member of the Board and Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including: the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the Company's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

     GREGORY J. LIPTAK has served as a director of the Company since 1993, was elected an Assistant Vice President in January 1996 and was elected as President in October 1996. Mr. Liptak has been associated with the Jones International group of companies since March 1985. He has served as Vice President of Operations, Group Vice President of Operations and President of Jones Intercable from 1985 to 1989, as President of Mind Extension University, Inc. (now Knowledge TV, Inc.), a subsidiary of Jones International, and President of Jones Spacelink, Ltd., a former affiliate of the Company, from 1989 to 1995. From 1975 to 1985, Mr. Liptak served as an executive officer of Times Mirror Cable Television, Inc. Mr. Liptak was also the co-founder and first president of CTAM, the Cable Television Marketing Society, and has also served as Chairman of the Cable Television Advertising Bureau, and currently serves as Chairman of the National Cable Television Cooperative.

     JAY B. LEWIS has served as Vice President/Finance and as Chief Financial Officer of the Company since July 1996 and was elected Group Vice President/Finance, and appointed as a director, in October 1996. Mr. Lewis has also served as Treasurer of the Company since September 1994. From January 1995 until October 1996, Mr. Lewis was Vice President of Finance and Treasurer of Jones International, the parent of the Company, and certain of its subsidiaries. From February 1986 to December 1994, Mr. Lewis was employed in various capacities, including Controller and Treasurer, by Jones Spacelink, Ltd., a former affiliate of the Company. Prior to joining the Jones International group of companies, Mr. Lewis was employed by Arthur Young & Co. (now Ernst & Young LLP), a public accounting firm.

     KEITH D. THOMPSON has served as Chief Accounting Officer of the Company since October 1996. Mr. Thompson also serves as Chief Accounting Officer of several of the Company's affiliates. Mr. Thompson has been associated with Jones International since October 1994, serving as Senior Accountant from October 1994 to April 1995, as Accounting Manager from April 1995 to January 1996, as Director of Accounting from January 1996 to July 1997, and Controller from July 1997 to present. Mr. Thompson will continue to devote a substantial amount of his time to Jones International and its affiliates. From July 1989 to October 1994, Mr. Thompson was an auditor for Deloitte & Touche LLP. Mr. Thompson is a member of both the American and Colorado Societies of Certified Public Accountants.

     JEFFREY C. WAYNE has served as President and Chief Operating Officer, Cable Network Operations for the Company and as Vice President/General Manager for Great American Country since July 1997 and was elected President, Cable Programming Networks and as President/General Manager for Great American Country in January 1998. Mr. Wayne is a 21-year veteran of the cable television industry. From 1995 to July 1997, Mr. Wayne was Vice President of Programming for The Providence Journal's Broadcast Division. At The Providence Journal, he was responsible for overseeing a portfolio of cable network programming ventures including The Television Food Network and America's Health Network. At the Providence Journal, Mr. Wayne served as acting President of The Television Food Network; the network's subscriber base grew from 13 to over 20 million during his tenure. From 1978 to 1995, Mr. Wayne held various marketing positions with Colony Communications, Inc., a top 20 multiple system cable operator with over 800,000 subscribers, serving as Executive Director of Marketing and Ad Sales from 1988 to 1993 and Vice President of Marketing and Ad Sales from 1994 to 1995.

     GARY SCHONFELD is the co-founder of MediaAmerica and has served as its President since its formation in 1987. Mr. Schonfeld became the Chief Executive Officer--MediaAmerica upon the consummation of the Acquisition in July 1998. Mr. Schonfeld has over 20 years of experience in the sales arena, including Vice-President Eastern

Sales Region for Westwood One. Previously Mr. Schonfeld served as an account executive with CBS Radio Networks and in various positions with Fairchild Publications, Y&R Advertising and ABC Radio.

     RON HARTENBAUM is the co-founder of MediaAmerica, which was founded in 1987, and has been its Chairman since its formation. Mr. Hartenbaum became the President--Radio Network and a Director of the Company upon the consummation of the Acquisition in July 1998. Mr. Hartenbaum has over 20 years of experience in radio advertising sales. Before forming MediaAmerica, Mr. Hartenbaum was Vice-President and Director of Advertising Sales for Westwood One for six years, growing sales from $5 million to over $50 million in that period. Prior to joining Westwood One, Mr. Hartenbaum was involved in advertising sales for ABC Radio and advertising development at ad agencies Needham Harper Worldwide and Grey Advertising for national advertisers including Procter & Gamble and General Mills.

     PHIL BARRY, whose proper name is Phillip H. Baykian, has served as Vice President of Programming--Radio Networks since 1991 and was elected Vice President/General Manager--Radio Networks in December 1998. Mr. Barry has nearly 25 years in on-air and programming experience. He served as Vice President of Programming for Drake Chenault Radio Consultants in Albuquerque, New Mexico from 1986 to 1991. Previously, he was Operations Consultant for TM Programming, a radio industry programming consultant company, from 1981 to 1986.

     ELIZABETH M. STEELE has served as Secretary of the Company since it was founded in 1993 and as Vice President of the Company since November 1995. Ms. Steele has also served as Vice President/General Counsel and Secretary of Jones Intercable, as well as general counsel to certain of Jones Intercable's and the Company's affiliates since 1987. Ms. Steele will continue to devote a significant amount of her time to these affiliates. From 1980 through 1987, Ms. Steele practiced law with the Denver law firm of Davis, Graham & Stubbs LLP, where she was elected a partner in 1985.

     YRMA G. RICO is General Manager of KCEC-TV, Channel 50 in Denver, Colorado, a position she has held since 1992. Ms. Rico became a member of the Board of Directors of the Company in July 1998. She has 19 years of experience in the television industry and has served as the National Sales Manager for KCEC-TV and WNAC-TV, headquartered in Providence, Rhode Island.

     FRED A. VIERRA is the Vice Chairman of the Board of Directors of, and a consultant to, Tele-Communications International, Inc. ("TINTA"), positions he has held since January, 1998. Mr. Vierra became a member of the Board of Directors of the Company in July 1998. From 1994 to January 1998, he served as TINTA's Vice Chairman, President and Chief Executive Officer. From 1992 to 1994, he served as an Executive Vice President of TCI. Mr. Vierra served as the President of United Artists Entertainment Company ("UAE") from 1989 to 1991 and as the President of United Cable Television Corporation from 1982 to 1989, when the company was merged into

UAE. Mr. Vierra is a member of the Board of Directors of Flextech plc, Torneos y Compotencias S.A. and Formus Communications, Inc. Mr. Vierra has previously served as a member of the Board of Directors of Turner
Broadcasting, the Discovery Channel, Princes Holdings Ltd., Australas Media Ltd. and Telewest plc.

                         ITEM 11.   EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the compensation for services in all capacities to the Company for the years ended December 31, 1996, 1997 and 1998 for the President of the Company and the other five most highly compensated executive officers and key employees of the Company and its subsidiaries whose total annual salary and bonus attributable to such entities exceeded $100,000 (collectively, the "Named Executive Officers"). Mr. Jones was President of the Company during 1995 and through October 1996 and has been Chairman of the Board during all such periods. He did not receive any compensation for services rendered to the Company during such periods.

                            SUMMARY COMPENSATION TABLE

                                                                     ANNUAL COMPENSATION
                                                           -------------------------------------------       LONG TERM
                                                                                          ALL OTHER        COMPENSATION
NAME AND PRINCIPAL POSITION                        YEAR    SALARY          BONUS       COMPENSATION(1)      AWARDS (5)
---------------------------                        ----    ------          -----       ---------------     ------------
Gregory J. Liptak(2).............................  1998   $ 283,879       $75,000          $17,033            50,000
President                                          1997     283,879           --            22,417               --
                                                   1996     127,746        38,250           15,566               --

Jay B. Lewis(3)..................................  1998     175,008        75,000           14,100            50,000
Group Vice President/Finance and                   1997     150,007        60,000            9,000               --
Chief Financial Officer                            1996      44,287           --             3,543               --

Jeffrey C. Wayne.................................  1998     170,007        90,275           10,200            20,000
President, Cable Programming Networks              1997      76,897(4)        --            37,215               --
                                                   1996         --            --               --                --

Eric Hauenstein..................................  1998     161,270           --            10,407            20,000
President/General Manager--Radio Network           1997     150,015        13,900            6,883               --
                                                   1996     139,006           --             8,340               --

Ron Hartenbaum...................................  1998     141,667(6)        --               --                --
President - Jones Radio and a Director

Gary Schonfeld...................................  1998     141,667(6)        --               --                --
Chief Executive Officer - MediaAmerica


(1) The Company's employees are entitled to participate in a 401(k) profit sharing plan and/or a deferred compensation plan. The amounts shown in this column represent the Company's contributions to the 401(k) profit sharing plan and/or the deferred compensation plan for the benefit of the named person's account and, with respect to Mr. Wayne, includes $33,615 reimbursed to him for moving expenses in 1997.

(2) Mr. Liptak became President of the Company in October 1996. Mr. Liptak's total compensation for services rendered to the Company during 1996 represents an allocation to the Company of the total compensation paid to Mr. Liptak by Jones International for these years based upon the time allocated to the Company's business. Mr. Liptak serves as an executive officer and director of certain of the Company's affiliates. Since the beginning of 1997, Mr. Liptak has devoted all of his time to the business of the Company.

(3) Mr. Lewis' total compensation for services rendered to the Company during 1996 represents an allocation to the Company of the total compensation paid to Mr. Lewis by Jones International for 1996 based upon the time allocated to the Company's business.

(4)  Reflects compensation from July 1997 when Mr. Wayne joined the Company.

(5) Represents the number of shares of the Company's Class A Common Stock underlying the stock options granted.

(6)  Partial year payment.

     The Company has agreed to give Mr. Wayne a $250,000 bonus if certain defined levels of distribution in the cable programming network are reached within approximately three years.

                               OPTION GRANTS IN 1998

     The following table sets forth information with respect to grants of stock options during 1998 for the Executive Officers named in the Summary Compensation Table.

                                                                            POTENTIAL REALIZABLE VALUE
                                                                              AT ASSUMED ANNUAL RATES
                                                                            OF STOCK PRICE APPRECIATION
                                 INDIVIDUAL GRANTS                              FOR OPTION TERM (2)
------------------------------------------------------------------------    ---------------------------
                                    % OF TOTAL
                                      OPTIONS
                                    GRANTED TO
                                       ALL
                                     EMPLOYEES   EXERCISE
                        OPTIONS        IN         PRICE       EXPIRATION
       NAME            GRANTED(1)     1998       ($/SHARE)       DATE       5% ANNUAL        10% ANNUAL
       ----            ----------   ----------   ---------    ----------    ---------        ----------
Gregory J. Liptak        50,000       14.49%       $15.00     07/10/08      $ 471,675        $1,195,307

Jay B. Lewis             50,000       14.49%       $15.00     07/10/08      $ 471,675        $1,195,307

Jeffrey C. Wayne         20,000        5.80%       $15.00     07/10/08      $ 188,670        $  478,110

Eric Hauenstein(3)       20,000        5.80%       $15.00     07/10/08      $ 188,670        $  478,110

Ron Hartenbaum              --          --            --         --              --                --

Gary Schonfeld              --          --            --         --              --                --


-------------------

(1) Represents the number of shares of the Company's Class A Common Stock underlying the options granted.

(2) The dollar amounts shown under these columns are the result of calculations at 5% and 10% compound growth rates set by the Securities and Exchange Commission, and therefore are not intended to forecast possible future appreciation of the Company's stock price. In all cases, the appreciation is calculated from the award date to the end of the option term.

(3) On December 4, 1998, Mr. Hauenstein resigned from all of his positions with the Company. These options were forfeited upon resignation.

COMPENSATION OF DIRECTORS

     The Company pays its directors who are not officers of the Company for their services as directors. Directors who are not officers of the Company or its affiliates will receive $2,500 per quarter for services rendered as a director and $500 for attending in person each meeting of the Board or one of its committees. All directors will be reimbursed for their expenses in attending Board and committee meetings.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Not applicable.

EMPLOYMENT AGREEMENTS

     On July 10, 1998, the Company entered into employment agreements with Messrs. Hartenbaum and Schonfeld. The employment agreements are for three years and restrict Messrs. Hartenbaum and Schonfeld from competing with the Company during the term of employment and for two years after the employment agreements terminate. These agreements provide for annual salaries of $300,000 for each one and eligibility for a variety of employee benefits and plans generally made available to the Company's key associates at their level.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Board of Directors, who during the first half of 1998, comprised of Messrs. Jones, Liptak and Lewis, and effective July 10, 1998, was comprised of Messrs. Jones, Liptak, Lewis, Hartenbaum and Vierra and Ms. Rico, set the compensation of the Company's executive officers. Messrs. Jones, Liptak and Lewis served as executive officers of the Company and certain of its subsidiaries, and also served as directors and officers of a number of the Company's affiliates, during 1998. As individuals, the Company's executive officers and directors had no transactions with the Company in 1998, except for Mr. Hartenbaum. See "Employment Agreements" above. See "Certain Transactions" for a discussion of certain transactions between the Company and its affiliates.

                      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                    BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT

     The following table sets forth certain information as of March 22, 1999, regarding ownership of the Company's Class A Common Stock or Class B Common Stock by persons (including any group) known to the Company to be beneficial owners of more than 5% of either class of stock, the individual directors of the Company, each of the executive officers named in the Summary Compensation Table and the executive officers and directors of the Company as a group. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days.

                                         CLASS A COMMON STOCK      CLASS B COMMON STOCK
                                       ------------------------    ---------------------   PERCENT OF VOTE
                                         NUMBER        PERCENT       NUMBER     PERCENT    OF ALL CLASSES OF
BENEFICIAL OWNER (1)                   OF SHARES      OF SHARES    OF SHARES   OF SHARES   COMMON STOCK (2)
--------------------                   ---------      ---------    ---------   ---------   -----------------
Glenn R. Jones(3).................     3,385,120        78.7%      1,785,120     100.0%          95.9%
Tuxedo Shirt, Inc.(4).............       541,970        12.6%         --           --             2.4%
Adelphia(5).......................       274,916         6.4%         --           --             1.2%
Ron Hartenbaum(4).................       270,985         6.3%         --           --             1.2%
TAL Financial Corporation(6)......       101,124         2.4%         --           --             0.5%
All executive officers and
  directors as a group
  (11 persons)....................     3,656,105        85.0%      1,785,120     100.0%          97.1%


-------------------

(1) Directors and executive officers named in the Summary Compensation Table who are not listed in the table do not beneficially own any of the Company's shares.

(2) Holders of Class A Common Stock are entitled to one vote per share and are entitled to elect 25% of the Board of Directors, and holders of Class B Common Stock are entitled to ten votes per share and to elect the remaining 75% of the Company's Board of Directors. The holders of the Class B Common Stock have the right to convert their shares of Class B Common Stock into shares of Class A Common Stock on a share for share basis at any time at their option.

(3) Glenn R. Jones is the Chairman of the Board and Chief Executive Officer of Jones International and owns all of the outstanding shares of Jones International which, in turn, owns 81% of the outstanding common stock of Jones Space Segment and 80% of the outstanding common stock of Global Group. He is therefore deemed to be the beneficial owner of 1,594,500 shares of the Class A Common Stock and 1,122,000 shares of the Class B Common Stock owned by Jones International,

     416,667 shares of the Class A Common Stock owned by Space Segment and 666,667 shares of Class A Common Stock and 400,000 shares of the Class B Common Stock owned by Global Group. Glenn R. Jones', Jones International's, Space Segment's and Global Group's address is 9697 East Mineral Avenue, Englewood, Colorado 80112.

(4) The above table does not include any additional shares of Class A Common Stock issuable based on the final working capital adjustment for the Acquisition, one-half of which would be beneficially owned by Mr. Hartenbaum. The number of shares beneficially owned by Tuxedo Shirt, Inc. includes the shares beneficially owned by Mr. Hartenbaum. Mr. Hartenbaum was elected as a director of the Company upon the consummation of the Acquisition. Tuxedo Shirt, Inc. is owned by Messrs. Hartenbaum and Schonfeld, and was formerly known as MediaAmerica, Inc., the company which sold its assets to the Company in 1998. The address of Tuxedo Shirt, Inc. and Mr. Hartenbaum is 11 West 42nd Street, New York, New York 10036.

(5)  Adelphia's address is 5 West Third Street, Coudersport, Pennsylvania 16915.

(6)  TAL Financial Corporation's address is 3015 SSE Loop 323, Tyler, TX  75701.

                           ITEM 13.  CERTAIN TRANSACTIONS

     In the following transactions, no third party bids or appraisals were obtained. In addition, certain of these transactions are by their nature unique to the companies involved. Although the Company believes that these transactions were fair to it, no assurance can be given that the terms of these transactions were generally as favorable to it as could have been obtained from third parties. The transactions described below, other than the loans and advances, are expected to continue and additional agreements and transactions with affiliated parties may occur in the future, subject to the restrictions in the Indenture.

     Where applicable, references in this section to amounts paid to or by the Company include amounts paid to or by the PIN Venture and Superaudio as well as the Company.

ADVANCES

     Since its inception, the Company has received advances from Jones International and related parties to fund its activities. These advances have no maturity date and accrue interest at the published prime rate plus 2% (approximately 10% in 1998). The Company paid interest on these advances of approximately $506,000 for the year ended December 31, 1998. The largest total amount of outstanding advances from Jones International and related parties in 1998 was approximately $10.3 million. Outstanding borrowings of $16.3 million under Radio Holdings' credit facility were used to repay a $6.6 million note payable to Jones Intercable and to repay $9.7 million in advances from Jones International in March 1998. At December 31, 1998, outstanding advances from Jones International and related parties were $1.4 million. Jones International is under no obligation to provide additional financial assistance to the Company.

PURCHASE OF GALACTIC RADIO AND EARTH SEGMENT

Effective upon the closing of the offering of the Senior Notes in July 1998, a note payable to an affiliate the ("Global Group Note") was converted into 666,667 shares of the Company's Class A Common Stock valued at $15 per share. Interest expense on the Global Group Note totaled approximately $413,000 for the year ended December 31, 1998.

     Effective September 30, 1996, the Company purchased all of the common stock of Earth Segment from Mr. Jones and Jones International. In connection with this transaction, the Company assumed Earth Segment's obligations under an approximately $6.6 million promissory note payable to Jones Intercable. Approximately $156,000 of interest was paid on the note for the year ended December 31, 1998. This note was paid in full in March 1998 with borrowings under Radio Holdings' credit facility.

TAX SHARING AGREEMENT

     Prior to April 2, 1997, the Company joined in filing a consolidated tax return as provided for under the terms of a tax allocation agreement with Jones International and certain of Jones International's subsidiaries. Pursuant to the terms of the tax allocation agreement, tax provisions (benefits) were allocated to the members of the tax sharing group based on their respective pro rata contribution of taxable income (loss) to Jones International's consolidated taxable income (loss). As a result of certain stock issuances on April 1, 1997 described above, less than 80% of the Company's outstanding common stock was owned by Jones International and, therefore, the Company is no longer included in the Jones International tax allocation agreement.

     The tax allocation agreement with Jones International gave Jones International the option to either make a payment of the tax benefits due to the subsidiary members of the tax sharing group or defer such payments until a subsequent taxable period in which the subsidiary member generates taxable income and has a tax payment due either to Jones International or to a federal or state taxing authority. Jones International could defer such payments for a period not to exceed five years from the date the tax benefits were incurred and would accrue interest at the time the deferred amounts originate. For the year ended December 31, 1998, the Company incurred a tax provision of approximately $49,000 to adjust estimated tax provisions to actual tax provisions for the year ended December 31, 1997.

SATELLITE DELIVERY AND PRODUCTION SUPPORT SERVICES

     The Company has agreements to provide uplinking, playback, trafficking and related services to Jones Education Company ("Jones Education"), a related party, that terminate on December 31, 2004. Effective February 12, 1999, Jones Education was merged into Jones International. The Company has the right to terminate the uplinking agreement upon 30-days' written notice. The Company received approximately $2.7 million from Jones Education for these services for the year ended December 31, 1998. In June 1998, the Company and an affiliate of Jones Education entered into an agreement pursuant to which the Company is providing, beginning July 1, 1998, additional uplinking, playback, trafficking and related services in connection with the lease of an additional channel on one of the Company's satellite transponders for a monthly fee of $30,000 and an amount representing a proportionate share of expenses.

SATELLITE TRANSPONDER AGREEMENTS

     The Company has leased to Jones Education one compressed channel on a non-preemptible satellite transponder on a domestic communications satellite that the Company historically leased from a third party, which lease was prepaid with a portion of the proceeds of the offering of the Senior Notes. The Company has the right to terminate the lease to Jones Education at any time upon 30-days' written notice. The monthly payments under such lease may be adjusted periodically through the December 2004 expiration date based on the number of customers using the transponder. The Company received lease payments of approximately $1.2 million for the year ended December 31, 1998. In June 1998, the Company and an affiliate, Knowledge TV, Inc., entered into an agreement pursuant to which such party leased one additional channel on the transponder from the Company from July 1, 1998 for a seven-year term with an option, exercisable by the related party on six months' advance notice, to terminate the lease on July 1, 2001, at a monthly lease rental of approximately $59,000.

     The Company subleases from Satellite Holdings, a related party, an audio channel on a non-preemptible satellite transponder on the Galaxy V communications satellite for approximately $58,000 per month. Satellite Holdings has the right to terminate the sublease prior to its May 2004 expiration date upon 30-days' written notice. Satellite Holdings leases the transponder from a third party pursuant to a lease that terminates in 2004. Satellite Holdings charged lease payments of approximately $696,000 for the year ended December 31, 1998.

SALES COMMISSIONS

     The Company earns up to a 3% commission on its sale of airtime for informational programming on certain network subsidiaries of Jones Education. The Company received commissions from Jones Education of approximately $176,000 for the year ended December 31, 1998. Effective July 1, 1998, these services for Jones Education are being provided by the PIN Venture, which will receive all future commissions and will pay for the personnel who perform such services.

     An affiliate of the Company began providing cable affiliate sales services to the Company in late 1997. This affiliate charged the Company approximately $906,000 for the year ended December 31, 1998.

AFFILIATE FEES

     Great American Country is licensed to certain cable television systems owned or managed by Jones Intercable. Jones Intercable and its affiliated partnerships paid total license fees to the Company of approximately $921,000 for the year ended December 31, 1998. This affiliation agreement expires on December 31, 2010. Superaudio also licenses its audio services to these systems. Jones Intercable and its affiliated partnerships paid Superaudio approximately $720,000 for the year ended December 31, 1998.

     The Product Information Network is distributed to Jones Intercable and its affiliated partnerships and to Cox and Adelphia. The affiliation agreement with Jones Intercable expires on February 1, 2005. For the year ended December 31, 1998, the PIN Venture made incentive payments of approximately 77%, of its net advertising revenues to these systems. Jones Intercable and its affiliated partnerships received incentive payments totaling approximately $1.6 million for the year ended December 31, 1998.

COMPUTER SERVICES

     A subsidiary of Jones International provides computer hardware and software services and miscellaneous related support services to the Company and other Jones International affiliates. The Company paid service fees to this subsidiary of approximately $733,000 for the year ended December 31, 1998.

OFFICE LEASE AND SUBLEASE

     The Company leases and subleases office space in Englewood, Colorado from affiliates of Jones International on a month-to-month basis. The Company paid rent and associated expenses under these leases and subleases of approximately $148,000 for the year ended December 31, 1998.

ADMINISTRATIVE SERVICES

     The Company reimburses Jones International and its affiliates for certain administrative services provided by these companies, such as legal, accounting, purchasing and human resources services. Jones International and its affiliates charge the Company for these services based upon an allocation of its personnel expense associated with providing these services. These allocated expenses totaled approximately $1,116,000 for the year ended December 31, 1998.

     An affiliate of the Company charged the Company approximately $197,000 for the year ended December 31, 1998 for the allocated costs of its airplane which was used by the Company in connection with the Notes offering.

TRANSFER OF SATELLITE TRANSPONDER LEASES

     In April 1997, the Company acquired the satellite transponder leases and related subleases held by Space Segment, an affiliate. These various agreements were then transferred to a wholly-owned subsidiary, Space Holdings. In January 1998, the Company transferred the shares of Space Holdings to Space Segment for a nominal amount, and the Company was relieved of the obligations related to the activities of Space Holdings. Upon the closing of the offering of the Senior Notes, the parties rescinded the transfer of the shares of Space Holdings to Space Segment. The Company has prepaid the capital lease obligations for such transponders with the proceeds from such offering and now owns the transponders.

CONFLICTS OF INTEREST OF MANAGEMENT

     Messrs. Jones, Liptak, Lewis, Wayne and Thompson and Ms. Steele, who are officers and/or directors of the Company, are also officers and/or directors of certain affiliated entities and, from time to time, the Company may enter into transactions with these entities. Consequently, such officers and/or directors may have conflicts of interest with respect to matters potentially or actually involving or affecting the Company and such affiliates. In addition, such directors and/or officers may have such conflicts of interest with respect to corporate opportunities suitable for both the Company and such affiliates. Under the Colorado Business Corporation Act, as amended (the "Colorado Act"), no conflicting interest transaction shall be void or voidable or be enjoined, set aside or give rise to an award of damages or other sanctions in a proceeding by a shareholder or by or in the right of the corporation, solely because the conflicting interest transaction involves a director of the corporation or an entity in which a director of a corporation is a director or officer or has a financial interest or solely because the director is present at or participates in the meeting of the corporation's board of directors or of a committee of the board of directors which authorizes, approves, or ratifies the conflicting interest transaction or solely because the directors' vote is counted for such purpose, if: (i) the material facts as to the director's relationship or interest and as to the conflicting interest transaction are disclosed or known to the board of directors or the committee and said board of directors or committee authorizes, approves, or ratifies in good faith the conflicting interest transaction, (ii) the material facts as to the director's relationship or interest and as to the conflicting interest transaction are disclosed or known to the shareholders entitled to vote thereon and said shareholders specifically authorize, approve or ratify in good faith the conflicting interest transaction, or (iii) the conflicting interest transaction is fair as to the corporation.

     Conflicts of interest also may arise in managing the operations of more than one entity with respect to allocating time, personnel and other resources between entities. To the extent deemed appropriate by the Company, such conflicts would be resolved by employing additional personnel as necessary.

                                      PART IV

                 ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)(1)  Financial Statements and Report of Independent Public
               Accountants.

       (a)(2)  Schedules.

       (a)(3)  Exhibits.

       The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by referenced herein:

3.1    Articles of Incorporation of the Company.  (1)

3.2    Bylaws of the Company.  (1)

4.1 Indenture, dated July 10, 1998, between the Company and United States Trust Company of New York (the "Indenture"). (1)

4.2    Form of Exchange Note is included as Exhibit A-3 to the Indenture.  (1)

4.3 Exchange and Registration Rights Agreement, dated July 10, 1998, between the Company and NatWest Capital Markets Limited. (1)

4.4 Pledge Agreement, dated July 10, 1998, among the Company, United States Trust Company of New York and others. (1)

4.5    Form of Subsidiary Guaranty is included as part of the Indenture.  (1)

10.1   1998 Stock Option Plan.  (1)

10.2   Form of Basic Incentive Stock Option Agreement.  (1)

10.3   Form of Basic Non-Qualified Stock Option Agreement.  (1)

10.4 Purchase and Sale Agreement dated August 9, 1996, between Jones Global Group, Inc. and Jones International Networks, Ltd. (n/k/a JPN, Inc.).
       (1)

10.5 Exchange Agreement dated September 30, 1996, among Glenn R. Jones, Jones International, Ltd. and Jones International Networks, Ltd. (n/k/a JPN, Inc.). (1)

10.6 Agreement and its amendment, dated November 6, 1996 and April 1, 1997, respectively, between Glenn R. Jones and Jones International Networks, Ltd. (n/k/a JPN, Inc.). (1)

10.7+ Second Amended and Restated Partnership Agreement of Product Information Network Venture dated April 1, 1997, among Jones Infomercial Network Ventures, Inc., Cox Consumer Information Network, Inc. and Adelphia Communications Corporation. (1)

10.8 Affiliate Agreement dated January 1, 1996, among Great American Country, Inc., Jones Programming Services, Inc. and Jones Intercable, Inc. (1)

10.9 Amended and Restated Affiliate Agreement dated August 1, 1994, between Jones Infomercial Networks, Inc. and Jones Intercable, Inc., together with an Assignment dated January 31, 1995, between Jones Infomercial Networks, Inc. and Jones Infomercial Network Ventures, Inc. (1)

10.10+ Affiliate Agreement dated January 31, 1995, between Product Information
       Network Venture and Cox Communications, Inc.  (1)

10.11+ Affiliate Agreement as Amended, dated October 1, 1995 as amended effective April 1, 1997, between Product Information Network Venture and Adelphia Communications Corporation. (1)

10.12 Uplink Services Agreement dated January 1, 1995, among Jones Earth Segment, Inc., Jones Infomercial Networks, Inc., Jones Computer

       Network, Ltd., Mind Extension University, Inc. (n/k/a Knowledge TV, Inc.) and Jones Galactic Radio, Inc., together with a letter agreement dated June 10, 1998, between Jones Earth Segment, Inc. and Knowledge TV, Inc. (1)

10.13 Services Agreement dated January 1, 1995, among Jones Earth Segment, Inc., Jones Infomercial Networks, Inc., Jones Computer Network, Ltd. and Mind Extension University, Inc. (n/k/a Knowledge TV, Inc.), together with a letter agreement dated June 10, 1998, between Jones Earth Segment, Inc. and Knowledge TV, Inc. (1)

10.14 Transponder Licenses Agreement dated January 1, 1995, among Jones Space Segment, Inc., Jones Infomercial Networks, Inc. and Jones Computer Network, Ltd., together with a letter agreement dated June 10, 1998, between Jones Space Holdings, Inc. and Knowledge TV, Inc. (1)

10.15 Transponder Licenses Agreement dated January 1, 1995, among Jones Satellite Holdings, Inc., Jones Galactic Radio, Inc. and Mind Extension University, Inc. (n/k/a Knowledge TV, Inc.). (1)

10.16+ C-3/C-4 Satellite Transponder Service Agreement dated July 28, 1989, between GE American Communications, Inc. and Jones Space Segment, Inc.
       (1)

10.17 Agreement dated June 2, 1998, among MediaAmerica, Inc., Ron Hartenbaum, Gary Schonfeld, Jones Network Holdings LLC and the Company. (1)

10.18 Post-Closing Agreement dated July 10, 1998, with MediaAmerica, Inc., Gary Schonfeld and Ron Hartenbaum. (1)

10.19 Employment Agreement dated July 10, 1998, between Ron Hartenbaum and the Company. (1)

10.20 Employment Agreement dated July 10, 1998, between Gary Schonfeld and the Company. (1)

10.21 Purchase Agreement dated July 2, 1998, between the Company and NatWest Capital Markets Limited. (1)

21     Subsidiaries.

27     Financial Data Schedule.

-------------------

(1) Incorporated by reference from the Company's Registration Statement No. 333-62077 on Form S-4, filed on August 21, 1998.

+Portions of this exhibit have been omitted based on a determination by the Securities and Exchange Commission that certain information contained therein shall be afforded confidential treatment.



     (b)  Reports on Form 8-K


          Current Report on Form 8-K dated December 28, 1998, describing the closing of the exchange offering of the Company's 11 3/4% Senior Secured Notes due 2005.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JONES INTERNATIONAL NETWORKS, LTD.


Dated:  March 25, 1999             By: /s/ Gregory J. Liptak
                                       -------------------------
                                       Gregory J. Liptak
                                       President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    By: /s/ Glenn R. Jones
                                       -------------------------
                                       Glenn R. Jones
Dated:  March 25, 1999                 Chairman of the Board of Directors


                                    By: /s/ Gregory J. Liptak
                                       -------------------------
                                       Gregory J. Liptak
                                       President and Director
Dated::  March 25, 1999                (Principal Executive Officer)


                                    By: /s/ Jay B. Lewis
                                       -------------------------
                                       Jay B. Lewis
                                       Group Vice President/Finance
                                       and Director
Dated:  March 25, 1999                 (Principal Financial Officer)


                                    By: /s/ Keith D. Thompson
                                       -------------------------
                                       Keith D. Thompson
                                       Chief Accounting Officer
Dated:  March 25, 1999                 (Principal Accounting Officer)

                                    By: /s/ Ronald Hartenbaum
                                       -------------------------
                                       Ronald Hartenbaum
Dated:  March 25, 1999                 Director


                                    By: /s/ Yrma G. Rico
                                       -------------------------
                                       Yrma G. Rico
Dated:  March 18, 1999                 Director


                                    By: /s/ Fred A. Vierra
                                       -------------------------
                                       Fred A. Vierra
Dated:  March 25, 1999                 Director