Form 10-Q
period 1999-03-31
JONES INTERNATIONAL NETWORKS LTD /CO/
filed 1999-05-07
CIK 1067465

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1999.
[  ]      Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
For the transition period from                   to                  .

                       Commission File Number 333-62077


                       Jones International Networks, Ltd.
                Exact name of registrant as specified in charter

      Colorado                                                 #84-1250515
State of organization                                      I.R.S. employer I.D.#

                   9697 East Mineral Avenue, Colorado 80112
                    Address of principal executive office

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

                                    INDEX


                                                                                                                PAGE
                                                                                                                ----
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

     Jones International Networks, Ltd.:
        Unaudited Consolidated Statements of Financial Position
          as of December 31, 1998 and March 31, 1999 .......................................................      2

        Unaudited Consolidated Statements of Operations
          for the Three Months Ended March 31, 1998 and 1999 ...............................................      4

        Unaudited Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 1998 and 1999 ...............................................      5

        Notes to Unaudited Consolidated Financial Statements................................................      6

   Item 2. Management's Discussion and Analysis
     of Financial Condition and Results of Operations ......................................................     17

PART II. OTHER INFORMATION

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.......................................     22
   Item 5. Other Materially Important Events................................................................     22
   Item 6. Exhibits and Reports on Form 8-K.................................................................     22

             JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                    ASSETS

                                                                       DECEMBER 31,     MARCH 31,
                                                                          1998            1999
                                                                       ------------     ---------
CURRENT ASSETS:
Cash and cash equivalents...........................................    $ 10,654,013   $11,202,044
Restricted cash.....................................................      10,000,000     4,664,510
Available for sale securities.......................................       2,768,646     3,243,668
Accounts receivable, net of allowance for doubtful accounts of
   $897,487 and $1,164,212, respectively............................      11,835,108     8,049,862
Receivables from affiliates.........................................         238,777       387,264
Prepaid expenses....................................................         255,723       161,632
Deferred commissions, current.......................................         221,973       198,358
Other current assets................................................         178,322         7,744
                                                                        ------------  ------------
     Total current assets...........................................      36,152,562    27,915,082
                                                                        ------------  ------------

PROPERTY, PLANT AND EQUIPMENT:
Land ...............................................................       1,395,592     1,395,592
Building............................................................       2,321,463     2,321,463
Satellite transponders..............................................      35,680,188    35,680,188
Furniture, fixtures and equipment...................................      12,442,773    12,693,289
Leasehold improvements..............................................         738,838       762,643
                                                                        ------------  ------------
     Total property, plant and equipment............................      52,578,854    52,853,175
Less accumulated depreciation and amortization......................     (25,681,974)  (26,972,335)
                                                                        ------------  ------------
     Net property, plant and equipment..............................      26,896,880    25,880,840
                                                                        ------------  ------------

OTHER ASSETS:
Goodwill, net of accumulated amortization of
   $719,588 and $961,441, respectively..............................      32,397,394    32,155,541
Other intangible assets, net of accumulated amortization of
   $1,030,391 and $1,121,332, respectively..........................       1,914,043     1,823,102
Cable programming distribution agreements, net of
   accumulated amortization of $326,969 and $577,764, respectively..       4,355,170     5,258,606
Investment in programming, net of accumulated amortization of
   $177,777 and $293,571, respectively..............................       2,379,402     2,346,388
Investment in affiliates............................................         202,942       207,129
Income tax benefit receivable from Jones International, Ltd. (Note 2)      1,338,402           --
Deferred commissions, long-term ....................................         390,336       396,715
Debt offering costs, net of accumulated amortization of
   $245,700 and $427,304, respectively..............................       4,526,428     4,671,472
Other assets........................................................         340,475       262,523
                                                                        ------------  ------------
     Total other assets.............................................      47,844,592    47,121,476
                                                                        ------------  ------------

     Total assets...................................................    $110,894,034  $100,917,398
                                                                        ------------  ------------
                                                                        ------------  ------------

    The accompanying notes to these unaudited consolidated financial statements are an integral part of these unaudited consolidated financial statements.

             JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                     DECEMBER 31,      MARCH 31,
                                                                        1998             1999
                                                                     ------------    ------------
CURRENT LIABILITIES:
Accounts payable--trade..........................................    $ 2,796,389     $  2,521,558
Producers' fees payable..........................................      5,922,471        4,244,563
Cable programming distribution agreements payable................      1,617,815        1,301,105
Accrued liabilities..............................................      2,047,233        1,580,837
Accounts payable--Jones International, Ltd.......................      1,377,731          255,277
Interest payable.................................................      5,581,250        2,937,500
Deferred revenues................................................        752,263          840,438
Other current liabilities........................................          9,938           95,180
                                                                    ------------     ------------
     Total current liabilities...................................     20,105,090       13,776,458
                                                                    ------------     ------------

LONG-TERM LIABILITIES:
Customer deposits and deferred revenues..........................        340,842          311,139
Senior secured notes.............................................    100,000,000      100,000,000
                                                                    ------------     ------------
     Total long-term liabilities.................................    100,340,842      100,311,139
                                                                    ------------     ------------

MINORITY INTERESTS IN
   CONSOLIDATED SUBSIDIARIES.....................................        567,283          617,636
                                                                    ------------     ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

COMMON STOCK SUBJECT TO PUT, Class A Common Stock,
   $.01 par value: 101,124 shares issued and outstanding,
   respectively..................................................      1,213,488        1,213,488

SHAREHOLDERS' DEFICIT:
Class A Common Stock, $.01 par value: 50,000,000 shares
   authorized;  4,202,006 shares issued and outstanding..........         42,020           42,020
Class B Common Stock, $.01 par value: 1,785,120 shares
   authorized, issued and outstanding............................         17,851           17,851
Additional paid-in capital.......................................     27,446,955       27,446,955
Accumulated other comprehensive income...........................          8,456            2,784
Accumulated deficit..............................................    (38,847,951)     (42,510,933)
                                                                    ------------     ------------
     Total shareholders' deficit.................................    (11,332,669)     (15,001,323)
                                                                    ------------     ------------
     Total liabilities and shareholders' deficit.................   $110,894,034     $100,917,398
                                                                    ------------     ------------
                                                                    ------------     ------------

    The accompanying notes to these unaudited consolidated financial statements are an integral part of these unaudited consolidated financial statements.

                JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             FOR THE THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                              1998           1999
                                                                          -----------    ------------
 REVENUES:
     Radio programming............................................        $ 1,581,420    $  2,959,185
     Radio advertising representation.............................                --        1,575,499
     Television programming
          Non-affiliated entities.................................          3,555,553       5,515,081
          Affiliated entities (Note 2)............................            286,766         281,824
                                                                          -----------   -------------
               Total television programming.......................          3,842,319       5,796,905
     Satellite delivery and production support
          Non-affiliated entities.................................                --          894,000
          Affiliated entities (Note 2)............................          1,157,081       1,279,748
                                                                          -----------   -------------
               Total satellite delivery and production support....          1,157,081       2,173,748
                                                                          -----------   -------------
               Total revenues.....................................          6,580,820      12,505,337
                                                                          -----------   -------------
 OPERATING EXPENSES:
     Radio programming............................................          1,604,619       2,498,381
     Radio advertising representation.............................                --          947,128
     Television programming
          Non-affiliated entities.................................          1,798,845       3,427,670
          Affiliated entities (Note 2)............................          1,691,335       1,586,691
                                                                          -----------   -------------
               Total television programming.......................          3,490,180       5,014,361
     Satellite delivery and production support (Note 2)...........          1,204,641       1,315,398
     Selling and marketing........................................            793,862       1,361,253
     General and administrative (Note 2)..........................          1,172,533       2,082,812
                                                                          -----------   -------------
               Total operating expenses...........................          8,265,835      13,219,333
                                                                          -----------   -------------
 OPERATING INCOME (LOSS)..........................................         (1,685,015)       (713,996)
                                                                          -----------   -------------
 OTHER (INCOME) EXPENSE:
     Interest expense (Note 2)....................................          1,341,871       3,156,650
     Interest income..............................................            (48,356)       (277,473)
     Equity in income of subsidiaries.............................            (38,412)         (4,187)
     Other expense................................................                 --           4,179
                                                                          -----------   -------------
               Total other expense, net...........................          1,255,103       2,879,169
                                                                          -----------   -------------
 LOSS BEFORE INCOME TAXES
   AND MINORITY INTERESTS.........................................         (2,940,118)     (3,593,165)
     Income tax provision.........................................            267,575          19,464
                                                                          -----------   -------------
 LOSS BEFORE MINORITY INTERESTS...................................         (3,207,693)     (3,612,629)
     Minority interests in net income (loss)
        of consolidated subsidiaries..............................             (6,785)         50,353
                                                                          -----------   -------------
 NET LOSS.........................................................        $(3,200,908)  $  (3,662,982)
                                                                          -----------   -------------
                                                                          -----------   -------------

 ADJUSTMENTS TO ARRIVE AT COMPREHENSIVE LOSS......................                 --          (5,672)
                                                                          -----------    ------------
 COMPREHENSIVE LOSS...............................................        $(3,200,908)  $  (3,668,654)
                                                                          -----------   -------------
                                                                          -----------   -------------

 LOSS PER COMMON SHARE (Note 3)...................................        $     (0.67)  $       (0.60)
                                                                          -----------   -------------
                                                                          -----------   -------------

 LOSS PER COMMON SHARE--assuming dilution (Note 3) ...............        $     (0.67)  $       (0.60)
                                                                          -----------   -------------
                                                                          -----------   -------------

 WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING....................................................          4,766,073       6,088,250
                                                                          -----------   -------------
                                                                          -----------   -------------

    The accompanying notes to these unaudited consolidated financial statements are an integral part of these unaudited consolidated financial statements.

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FOR THE THREE MONTHS
                                                                                       ENDED MARCH 31,
                                                                                ---------------------------
                                                                                    1998           1999
                                                                                ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................................     $ (3,200,908)   $ (3,662,982)
  Adjustment to reconcile net loss to net cash provided by (used in)
   operating activities:
    Depreciation and amortization..........................................        1,359,021       1,989,744
    Amortization of debt offering costs....................................              --          181,604
    Equity in income of subsidiaries.......................................          (38,412)         (4,187)
    Distributions received.................................................          200,000            --
    Minority interest in net income (loss).................................           (6,785)         50,353
    Net change in assets and liabilities:
     Decrease (increase) in receivables....................................         (692,496)      3,785,246
     Increase in receivables from affiliates...............................              --         (148,487)
     Decrease (increase) in prepaid expenses and other current assets......          (12,624)        264,669
     Decrease (increase) in deferred commissions...........................          (26,272)         17,236
     Decrease in tax benefit receivable from Jones International, Ltd......              --        1,338,402
     Increase in other assets..............................................          (44,475)       (248,696)
     Increase (decrease) in accounts payable...............................          384,412        (274,831)
     Decrease in producers' fees payable...................................              --       (1,677,908)
     Decrease in accounts payable to Jones International. Ltd..............       (6,405,768)     (1,122,454)
     Increase (decrease) in accrued interest...............................          152,631      (2,643,750)
     Increase (decrease) in deferred revenues..............................          371,434        (102,327)
     Decrease in accrued and other liabilities.............................         (421,462)       (381,154)
     Increase in customer deposits.........................................            1,500         160,799
                                                                                ------------    ------------
     Net cash used in operating activities.................................       (8,380,204)     (2,478,723)
                                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment................................         (145,100)       (274,321)
  Purchase of available for sale securities................................              --         (480,694)
  Cable programming distribution agreements payments.......................              --       (1,470,941)
  Purchases of programming.................................................         (686,573)        (82,780)
                                                                                ------------    ------------
     Net cash used in investing activities.................................         (831,673)     (2,308,736)
                                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in debt offering costs..........................................           (4,033)           --
  Repayment of borrowings..................................................       (6,554,500)           --
  Repayment of capital lease obligations...................................         (575,842)           --
  Proceeds from borrowings.................................................       16,704,500            --
                                                                                ------------    ------------
     Net cash provided by financing activities.............................        9,570,125            --
                                                                                ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................          358,248      (4,787,459)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................        3,717,169      20,654,013
                                                                                ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD...................................     $  4,075,417    $ 15,866,554
                                                                                ------------    ------------
                                                                                ------------    ------------


SUPPLEMENTAL CASH FLOW DISCLOSURES:

  Interest paid............................................................     $  1,428,883    $  5,581,250
                                                                                ------------    ------------

  Income tax benefit.......................................................     $   (267,575)   $     19,464
                                                                                ------------    ------------

    The accompanying notes to these unaudited consolidated financial statements are an integral part of these unaudited consolidated financial statements.

             JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This Form 10-Q is being filed by Jones International Networks, Ltd. and its subsidiaries (the "Company"). The accompanying consolidated statements of financial position as of December 31, 1998 and March 31, 1999, the consolidated statements of operations for the three months ended March 31, 1998 and 1999, and the statements of cash flows for the three months ended March 31, 1998 and 1999, are unaudited. This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the consolidated statements of financial position, consolidated statements of operations and consolidated statements of cash
flows in conformity with generally accepted accounting principles.   However,
in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of results for these interim periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the entire year, or for any other interim period.

     COMPREHENSIVE INCOME--Adjustments to comprehensive income represent the net change in unrealized gains on available for sale securities.

     USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS--Cable programming distribution agreements (previously described as subscriber incentive payments) are amortized using the straight-line method over the term of the affiliate agreement.

(2) TRANSACTIONS WITH AFFILIATED ENTITIES

     The Company is a subsidiary of Jones International, Ltd. ("Jones International"), a holding company with ownership interests in several companies involved in various aspects of the telecommunications industry. Jones International is wholly owned by Glenn R. Jones, Chairman and Chief Executive Officer of Jones International and various other subsidiaries of Jones International. Certain members of management of the Company are also officers or directors of these affiliated entities and, from time to time, the Company may have transactions with these entities. Certain expenses are paid by affiliated entities on behalf of the Company and are allocated at cost based on specific identification or other methods which management believes are reasonable. Principal recurring transactions with affiliates, excluding Galactic/Tempo, d/b/a Superaudio ("Superaudio"), are described below.

     TELEVISION PROGRAMMING REVENUES--The Company earns up to a three percent commission on the sale of airtime for informational programming on Knowledge TV, Inc. ("KTV"). For the three months ended March 31, 1998 and 1999, KTV paid total commissions to the Company of approximately $52,000 and $45,000, respectively, for this service.

     The Company distributes Great American Country to certain cable television systems owned or managed by Jones Intercable, Inc. ("Jones Intercable"). For the three months ended March 31, 1998 and 1999, Jones Intercable and its affiliated partnerships paid total license fees to the Company of approximately $235,000 and $237,000, respectively, for this service.

     SATELLITE DELIVERY AND PRODUCTION SUPPORT REVENUES--Jones Earth Segment, Inc. ("Earth Segment"), a subsidiary of the Company, provides playback, editing, duplication and uplinking services primarily to its cable programming network affiliates. Earth Segment charges affiliates for its services using rates which are calculated to achieve a specified rate of return on investment to Earth Segment. For the three months ended March 31, 1998 and 1999, Jones International and its affiliates paid satellite delivery and production supports charges to the Company of approximately $922,000 and $911,000, respectively, for these services.

                JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

          In addition, Jones Space Holdings, Inc. ("Space Holdings"), a subsidiary of the Company, subleases two digitally compressed channels on a non-preemptible satellite transponder to Jones International and its affiliates. For the three months ended March 31, 1998 and 1999, Jones International and its affiliates paid satellite delivery charges to the Company of approximately $235,000 and $369,000, respectively, for this service.

          TELEVISION PROGRAMMING EXPENSES--The Product Information Network Venture, Inc. ("PIN Venture") pays a significant portion of the revenues generated by its infomercial programming in the form of system rebates to all cable systems which enter into agreements to air such programming. For the three months ended March 31, 1998, the PIN Venture paid Jones Intercable and its affiliated partnerships, Cox Communications and Adelphia Communications approximately $1,410,000 for system rebates. Effective December 31, 1998, the Company acquired the remaining Adelphia Communications equity interest in the PIN Venture in exchange for 12,416 shares of the Company's Class A Common Stock. As a result, Adelphia Communication is no longer an affiliated party to the PIN Venture as of January 1, 1999. For the three months ended March 31, 1999, the PIN Venture paid Jones Intercable and its affiliated partnerships and Cox Communications approximately $1,162,000 for system rebates.

          Jones Network Sales ("JNS"), a wholly owned subsidiary of Jones International, provides affiliate sales and certain marketing services to the Company. For the three months ended March 31, 1998 and 1999, the Company paid JNS approximately $282,000 and $425,000, respectively, for these services.

          SATELLITE DELIVERY AND PRODUCTION SUPPORT EXPENSES--Jones Galactic Radio, Inc. ("Galactic Radio") has a transponder lease agreement with Jones Satellite Holdings, Inc. ("Satellite Holdings"), an affiliate of the Company, for the use of the sub-carriers on a non-preemptible satellite transponder. This agreement allows Galactic Radio to use a portion of the transponder to distribute its audio programming. Satellite Holdings has the right to terminate the license agreement at any time upon 30 days written notice to Galactic Radio. The Company agreed to pay Satellite Holdings approximately $58,000 per month. This agreement will expire May 2004. For each of the three months ended March 31, 1998 and 1999, the Company paid Satellite Holdings approximately $174,000 for this service.

          GENERAL AND ADMINISTRATIVE EXPENSES--The Company subleases office space in Englewood, Colorado from affiliates of Jones International. Rent and associated expenses are allocated to the Company based on the amount of square footage it occupies. For the three months ended March 31, 1998 and 1999, the Company paid these affiliates approximately $25,000 and $34,000, respectively, for rent and associated expenses.

          An affiliate of Jones International provides computer hardware and software support services to the Company. For the three months ended March 31, 1998 and 1999, the Company paid the affiliate approximately $145,000 and $211,000, respectively, for such services.

          The Company and its consolidated subsidiaries reimburse Jones International and its affiliates for certain allocated administrative expenses. These expenses generally consist of salaries and related benefits. Allocations of personnel costs are generally based on actual time spent by affiliated associates with respect to the Company. For the three months ended March 31, 1998 and 1999, the Company paid Jones International and its affiliates approximately $274,000 and $268,000, respectively, for these administrative expenses.

          To assist funding its operating and investing activities, the Company has borrowed funds from Jones International. Jones International's interest rate is calculated using the published prime rate plus two percent. Jones International charged interest on its advances to the Company at rates of approximately 10 percent per annum for the three months ended March 31, 1998 and 1999. For the three months ended March 31, 1998 and 1999, the Company paid Jones International interest of approximately $266,000 and $38,000, respectively. In the first quarter of 1999, Jones International elected to repay the income tax benefit receivable of approximately $1,335,000 through a reduction of the intercompany balance between the Company and Jones International. The remaining intercompany balance of approximately $255,000 was repaid in April 1999.

                JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(3) LOSS PER COMMON SHARE

          Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the respective period. Diluted loss per common share is equal to basic loss per common share as all potentially dilutive securities are anti-dilutive.

(4) UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

          In 1998, the Company issued $100 million of Senior Secured Notes (the "Notes"). The Notes are senior obligations of the Company. The Notes rank pari passu in right of payment with all existing and future senior indebtedness of the Company and rank senior to all existing and future subordinated obligations of the Company. The Notes are secured by the capital stock of the Company's subsidiary, JPN, Inc., and its direct subsidiaries. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the following wholly-owned subsidiaries of the Company: JPN, Inc., Space Holdings, Earth Segment, Jones Infomercial Networks, Inc., Jones Radio Holdings, Inc., Great American Country, Inc., Galactic Radio, Jones Infomercial Network Ventures, Inc.,
Jones Galactic Radio Partners, Inc., Jones Radio Network, Inc., Jones Audio Services, Inc., Jones Radio Network Ventures, Inc., MediaAmerica, Inc. and Jones MAI Radio, Inc., and Jones/Owens Radio Programming LLC, ("JORP") (collectively, the "Subsidiary Guarantors"). The only existing subsidiaries of the Company that did not guarantee the Notes are the following three entities: the PIN Venture, a general partnership in which the Company, through a Subsidiary Guarantor, owns a 55.3% interest; Superaudio, a general partnership in which the Company, through a Subsidiary Guarantor, owns a 50% interest and Jones/Capstar Venture Radio Programming LLC, a limited liability company in which the Company, through a Subsidiary Guarantor, owns a 50% interest (collectively, the "Non-Guarantor Subsidiaries"). The Company has not presented separate financial statements and other disclosures concerning the Subsidiary Guarantors that are wholly owned because management has determined that such information is not material to investors. In lieu thereof, the Company is providing, under Section 13 and 15 (d) of the Securities Exchange Act of 1934, presentation of the following supplemental unaudited condensed consolidating financial statements. Presented below is unaudited condensed consolidating financial information for the Company and its subsidiaries as of and for the three months ended March 31, 1998 and 1999.

                JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

        UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION -
                              AS OF MARCH 31, 1999:
                                 (IN THOUSANDS)

                                                                                         NON-
                                                            THE         SUBSIDIARY     GUARANTOR      ELIMINATION
                                                          COMPANY       GUARANTORS    SUBSIDIARIES      ENTRIES   REPORTED
                                                          -------       ----------    ------------    ---------   --------
ASSETS:

Cash and cash equivalents............................     $  6,576       $  1,866      $   2,760    $     --     $ 11,202
Restricted cash......................................        4,664             --            --           --        4,664
Available for sale securities........................        3,244             --            --           --        3,244
Accounts receivable..................................           --          7,979             72          (1)       8,050
Other current assets.................................           64            680             11          --          755
                                                          --------       --------      ---------    --------     --------
          Total current assets.......................       14,548         10,525          2,843          (1)      27,915
                                                          --------       --------      ---------    --------     --------
Property, plant and equipment........................            6         25,490            385          --       25,881
Goodwill  ...........................................           --         32,156            --           --       32,156
Intangible assets....................................        9,747          4,350              2          --       14,099
Other long-term assets...............................       23,065        (21,571)           207        (835)         866
                                                          --------       --------      ---------    --------     --------
          Total assets...............................     $ 47,366       $ 50,950      $   3,437    $   (836)    $100,917
                                                          --------       --------      ---------    --------     --------
                                                          --------       --------      ---------    --------     --------
LIABILITIES AND SHAREHOLDERS'
   INVESTMENT (DEFICIT):

Accounts payable.....................................      $   510       $  2,011      $     --     $     --     $  2,521
Producers' fees payable..............................           --          4,245            --           --        4,245
Accrued liabilities..................................        3,198         (1,540)         1,225          (1)       2,882
Other current liabilities............................      (42,554)        46,128            554                    4,128
                                                          --------       --------      ---------    --------     --------
          Total current liabilities..................      (38,846)        50,844          1,779          (1)      13,776
                                                          --------       --------      ---------    --------     --------
Senior secured notes.................................      100,000             --            --           --      100,000
Other long-term liabilities..........................           --            311            --           --          311
                                                          --------       --------      ---------    --------     --------
          Total long-term liabilities................      100,000            311            --           --      100,311
                                                          --------       --------      ---------    --------     --------
Minority interests...................................           --             --            --          618          618
Common stock subject to put..........................        1,213             --            --           --        1,213
Shareholders' investment (deficit):
     Class A Common Stock............................           42             --            --           --           42
     Class B Common Stock............................           18             --            --           --           18
     General Partners' Contributions.................           --             --            350        (350)          --
     Additional paid-in capital......................       27,447             --            --           --       27,447
     Other comprehensive income......................            3             --            --           --            3
     Retained earnings (accumulated deficit).........      (42,511)          (205)         1,308      (1,103)     (42,511)
                                                          --------       --------      ---------    --------     --------
          Total shareholders'investment (deficit)....      (15,001)          (205)         1,658      (1,453)     (15,001)
                                                          --------       --------      ---------    --------     --------
          Total liabilities and shareholders'
            investment (deficit).....................     $ 47,366      $  50,950       $  3,437    $   (836)    $100,917
                                                          --------       --------      ---------    --------     --------
                                                          --------       --------      ---------    --------     --------

                JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

     UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS - FOR THE THREE
                            MONTHS ENDED MARCH 31, 1999:
                                   (IN THOUSANDS)

                                                                                     NON-
                                                            THE       SUBSIDIARY   GUARANTOR   ELIMINATION
                                                           COMPANY    GUARANTORS  SUBSIDIARIES   ENTRIES    REPORTED
                                                           -------    ----------  ------------   -------    --------
INCOME STATEMENT DATA:
     REVENUES:
     Radio programming................................... $   --       $ 2,959      $   --      $   --    $  2,959
     Radio advertising representation....................     --         1,576          --          --       1,576
     Television programming..............................     --         1,028        4,769         --       5,797
     Satellite delivery and production support...........     --         2,555          --         (382)     2,173
                                                          -------      -------      -------     -------   --------
          Total revenues.................................     --         8,118        4,769        (382)    12,505
                                                          -------      -------      -------     -------   --------
     OPERATING EXPENSES:
     Radio programming...................................     --         2,498          --          --       2,498
     Radio advertising representation....................     --           947          --          --         947
     Television programming..............................     --           917        4,479        (382)     5,014
     Satellite delivery and production support...........     --         1,316          --          --       1,316
     Selling and marketing...............................     --         1,314           47         --       1,361
     General and administrative..........................     349        1,593          141         --       2,083
                                                          -------      -------      -------     -------   --------
          Total operating expenses.......................     349        8,585        4,667        (382)    13,219
                                                          -------      -------      -------     -------   --------
          OPERATING INCOME (LOSS)........................    (349)        (467)         102         --        (714)
                                                          -------      -------      -------     -------   --------
     OTHER EXPENSE (INCOME):
     Interest expense....................................   3,157          --           --          --       3,157
     Interest income.....................................    (236)         (20)         (21)        --        (277)
     Equity share of loss (income) of subsidiaries ......     269         (340)         --           67         (4)
     Other expense (income), net.........................      --            2            2         --           4
                                                          -------      -------      -------     -------   --------
          Total other expense (income)...................   3,190         (358)         (19)         67      2,880
                                                          -------      -------      -------     -------   --------
     Income (loss) before income taxes and minority
        Interests........................................  (3,539)        (109)         121         (67)    (3,594)
     Income tax provision................................      --          --            19         --          19
                                                          -------      -------      -------     -------   --------

     Income (loss) before minority interests.............  (3,539)        (109)         102         (67)    (3,613)
     Minority interests in net income of consolidated
        subsidiaries ....................................      --          --           --           50         50
                                                          -------      -------      -------     -------   --------
     NET INCOME (LOSS)................................... $(3,539)     $  (109)     $   102     $  (117)  $ (3,663)
                                                          -------      -------      -------     -------   --------
                                                          -------      -------      -------     -------   --------

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                   UNAUDITED CONDENSED CONSOLIDATING CASH FLOWS -
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999:
                                   (IN THOUSANDS)

                                                                                      NON-
                                                              THE      SUBSIDIARY   GUARANTOR   ELIMINATION
                                                            COMPANY    GUARANTORS  SUBSIDIARIES   ENTRIES   REPORTED
                                                            --------   ----------  ------------   -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................................    $  (3,539)   $   (109)    $   102     $  (117)  $ (3,663)
  Adjustment  to reconcile  net income (loss) to net cash
    provided by (used in) operating activities:
    Non-cash expenses..................................          211       1,845          44         117      2,217
    Net change in assets and liabilities...............       (2,832)        909         890         --      (1,033)
                                                            --------    --------     -------     -------   --------

     Net cash provided by (used in) operating activities      (6,160)      2,645       1,036         --      (2,479)
                                                            --------    --------     -------     -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment............          --         (181)        (93)        --        (274)
  Purchase of investments..............................         (481)       --           --          --        (481)
  Purchase of intangible assets........................          --       (1,554)        --          --      (1,554)
                                                            --------    --------     -------     -------   --------

     Net cash used in investing activities.............         (481)     (1,735)        (93)        --      (2,309)
                                                            --------    --------     -------     -------   --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......       (6,641)        910         943         --      (4,788)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........       17,881         956       1,817         --      20,654
                                                            --------    --------     -------     -------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............     $ 11,240    $  1,866     $ 2,760     $   --    $ 15,866
                                                            --------    --------     -------     -------   --------
                                                            --------    --------     -------     -------   --------

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 1998:
                                   (IN THOUSANDS)

                                                                                    NON-
                                                              THE    SUBSIDIARY   GUARANTOR   ELIMINATION
                                                           COMPANY   GUARANTORS  SUBSIDIARIES   ENTRIES    REPORTED
                                                           -------   ----------  ------------   -------    --------
INCOME STATEMENT DATA:
     REVENUES:
     Radio programming...................................  $  --       $ 1,582      $  --        $  --      $ 1,582
     Television programming..............................       90         435       3,317          --        3,842
     Satellite delivery and production support...........     --         1,655         --         (498)       1,157
                                                           -------     -------      ------       -----      -------
          Total revenues.................................       90       3,672       3,317        (498)       6,581
                                                           -------     -------      ------       -----      -------

     OPERATING EXPENSES:
     Radio programming...................................     --         1,605         --          --         1,605
     Television programming..............................       43         769       3,176        (498)       3,490
     Satellite delivery and production support...........     --         1,205         --          --         1,205
     Selling and marketing...............................       28         678          88         --           794
     General and administrative..........................      406         663         103         --         1,172
                                                           -------     -------      ------       -----      -------

          Total operating expenses.......................      477       4,920       3,367        (498)       8,266
                                                           -------     -------      ------       -----      -------
     OPERATING LOSS......................................     (387)     (1,248)        (50)        --        (1,685)
                                                           -------     -------      ------       -----      -------
     OTHER EXPENSE (INCOME):
     Interest expense....................................      472         870         --          --         1,342
     Interest income.....................................       (3)         (1)        (44)        --           (48)
     Equity share of loss (income) of subsidiaries.......    1,642      (1,642)        (39)        --           (39)
     Other expense (income), net.........................      --          --          --          --          --
                                                           -------     -------      ------       -----      -------
          Total other expense (income)...................    2,111        (773)        (83)        --         1,255
                                                           -------     -------      ------       -----      -------
     Income (loss) before income taxes
        and minority interests...........................   (2,498)       (475)         33         --        (2,940)
     Income tax provision................................      --          268         --          --           268
                                                           -------     -------      ------       -----      -------

     Income (loss) before minority interests.............   (2,498)       (743)         33         --        (3,208)
     Minority interests in net loss
        of consolidated subsidiaries.....................      --          --          --           (7)          (7)
                                                           -------     -------      ------       -----      -------
     NET INCOME (LOSS)...................................  $(2,498)     $ (743)     $   33       $   7      $(3,201)
                                                           -------     -------      ------       -----      -------
                                                           -------     -------      ------       -----      -------

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATING CASH FLOWS -
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998:
                                 (IN THOUSANDS)

                                                                                    NON-
                                                             THE     SUBSIDIARY   GUARANTOR   ELIMINATION
                                                           COMPANY   GUARANTORS  SUBSIDIARIES   ENTRIES    REPORTED
                                                           --------  ----------  ------------   -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................................    $ (2,498)  $   (743)   $      33    $       7  $  (3,201)
                                                           --------   --------    ---------    ---------  ---------
  Adjustment  to reconcile  net income (loss) to net cash
    provided by (used in) operating activities:
    Non-cash expense (income)..........................         200      1,140          (19)          (7)     1,314
    Distributions received.............................          --        200           --         --          200
    Net change in assets and liabilities...............       2,775     (9,366)        (102)                 (6,693)
                                                           --------   --------    ---------    ---------  ---------
                                                                                                    --
     Net cash provided by (used in) operating activities        477     (8,769)         (88)        --       (8,380)
                                                           --------   --------    ---------    ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment............          --       (116)         (29)        --         (145)
  Purchases of intangible assets.......................          --       (687)          --         --         (687)
                                                           --------   --------    ---------    ---------  ---------
     Net cash used in investing activities.............          --       (803)         (29)        --         (832)
                                                           --------   --------    ---------    ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deferred offering costs..................          (4)        --           --         --           (4)
  Proceeds from borrowings.............................          --     16,705           --         --       16,705
  Repayment of borrowings..............................          --     (6,555)          --         --       (6,555)
  Repayment of capital lease obligations...............          --       (576)          --         --         (576)
                                                           --------   --------    ---------    ---------  ---------
     Net cash provided by (used in) financing activities         (4)     9,574           --         --        9,570
                                                           --------   --------    ---------    ---------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......         473          2         (117)        --          358
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........         (25)        79        3,663         --        3,717
                                                           --------   --------    ---------    ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............    $    448   $     81    $   3,546      $  --    $   4,075
                                                           --------   --------    ---------    ---------  ---------
                                                           --------   --------    ---------    ---------  ---------

(5) CONTINGENCIES

          GAC EQUITY AGREEMENT--In the first quarter of 1998, Great American Country and the Company entered into an equity affiliate agreement with a multiple cable system operator ("MSO"). Pursuant to the terms of such agreement, the Company agreed to issue shares of Class A Common Stock to this MSO in return for this MSO delivering Great American Country's programming to no less than 550,000 subscribers by May 31, 1998 and an additional 150,000 subscribers by December 31, 1999. The total number of shares of Class A Common Stock to be issued is based on the number of subscribers provided by the MSO. Based on the number of subscribers receiving Great American Country's programming as of March 31, 1999, the Company is currently required
to issue a total of 106,603 shares of Class A Common Stock.   As of March 31,
1999, 101,124 shares of Class A Common Stock had been issued to this MSO.

(6) REPORTABLE SEGMENTS

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

          The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. The Company's reportable segments are strategic business units that offer different services and products. They are managed separately because each business requires different technology and marketing strategies. Reportable segments are presented as follows in accordance with the requirements of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information":

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                          REPORTED SEGMENT PROFIT OR LOSS,
                                 AND SEGMENT ASSETS
                AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1999:

                                                          Radio                     Satellite
                                                       Programming                Delivery and
                                                           and        Television   Production
                                                     Representation   Programming    Support     Corporate      Total
                                                     ---------------  -----------    -------     ---------      -----
Revenue from external customers.....................    $4,535,000    $ 5,797,000  $ 2,173,000  $        --  $ 12,505,000
Intersegment revenues...............................            --             --      860,000           --       860,000
Interest income.....................................       (21,000)       (21,000)          --     (235,000)     (277,000)
Interest expense....................................            --             --           --    3,157,000     3,157,000
Depreciation and amortization.......................       573,000        396,000    1,019,000        2,000     1,990,000
Equity in income of subsidiaries....................        (4,000)            --           --           --        (4,000)
Segment income (loss)...............................    (1,003,000)      (234,000)     846,000   (3,272,000)   (3,663,000)
Capital expenditures................................        75,000        119,000       80,000           --       274,000
Segment assets......................................    45,186,000     13,899,000   22,253,000   47,621,000   128,959,000

RECONCILIATIONS OF REPORTABLE SEGMENT REVENUE AND
ASSETS:

REVENUES
Total revenues for reportable segments..............                                                         $ 13,365,000
Other revenues......................................                                                                   --
Elimination of intersegment revenues................                                                             (860,000)
                                                                                                             ------------

  Total consolidated revenues.......................                                                         $ 12,505,000
                                                                                                             ------------
                                                                                                             ------------

ASSETS
Total assets for reportable segments................                                                         $128,959,000
Elimination of investment in subsidiaries...........                                                          (28,042,000)
                                                                                                             ------------

  Total consolidated assets.........................                                                         $100,917,000
                                                                                                             ------------
                                                                                                             ------------

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                          REPORTED SEGMENT PROFIT OR LOSS,
                                 AND SEGMENT ASSETS
                AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1998:

                                                         Radio                      Satellite
                                                       Programming                 Delivery And
                                                           and        Television    Production
                                                     Representation   Programming     Support     Corporate     Total
                                                     --------------   -----------     -------     ---------     -----
Revenue from external customers.....................   $ 1,582,000   $  3,842,000  $ 1,157,000  $        --  $ 6,581,000
Intersegment revenues...............................            --             --      998,000           --      998,000
Interest income.....................................        (1,000)       (44,000)          --       (3,000)     (48,000)
Interest expense....................................            --             --      870,000      472,000    1,342,000
Depreciation and amortization.......................       259,000         74,000    1,025,000        1,000    1,359,000
Equity in income of subsidiaries....................       (39,000)            --           --           --      (39,000)
Segment loss........................................      (989,000)      (173,000)    (913,000)  (1,126,000)  (3,201,000)
Capital expenditures................................        88,000         46,000        7,000        4,000      145,000
Segment assets......................................     6,366,000      8,276,000   24,859,000    2,008,000   41,509,000

RECONCILIATIONS  OF REPORTABLE  SEGMENT  REVENUE AND
ASSETS:

REVENUES
Total revenues for reportable segments..............                                                         $ 7,579,000
Other revenues......................................                                                                  --
Elimination of intersegment revenues................                                                            (998,000)
                                                                                                             -----------
  Total consolidated revenues.......................                                                         $ 6,581,000
                                                                                                             -----------
                                                                                                             -----------

ASSETS
Total assets for reportable segments................                                                         $41,509,000
Elimination of investment in subsidiaries...........                                                             (14,000)
                                                                                                             -----------
  Total consolidated assets.........................                                                         $41,495,000
                                                                                                             -----------
                                                                                                             -----------

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(7) SUBSEQUENT EVENTS

          As a result of the transfer of a controlling interest in Jones Intercable from Jones International and its affiliates to Comcast Corporation in April 1999, Jones Intercable will no longer share in many of the administrative and related expenses which have historically been shared by the various entities affiliated with Mr. Jones, including the Company. Because Jones Intercable was the largest of such sharing entities, its exclusion from the allocation process may cause the Company to incur material increases in certain overhead and related costs, including rent, computer services, insurance, and personnel costs for accounting, legal, risk management and human resources services.

          In April 1999, the Company entered into an agreement with a third party, subject to certain conditions, to lease a digital channel on one satellite transponder as well as provide uplinking and playback services beginning June 15, 1999. The term of this lease will continue through the end of the life of the satellite, which is currently estimated to be May 1, 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


          The following discussion of results of the Company's financial condition and results of operations contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Company's actual results may differ significantly from the results predicted in such forward-looking statements.

RESULTS OF OPERATIONS

          The following table sets forth the amount of, and percentage relationship to total net revenues of, certain items included in the Company's historical unaudited consolidated statements of operations for the three months ended March 31, 1998 and 1999, respectively:

REPORTED RESULTS:

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      1998                    1999
                                                             ----------------------   -------------------
                                                                           ( IN THOUSANDS)
        REVENUES:
           Radio programming...............................  $    1,582         24%   $ 2,959        24 %
           Radio advertising representation................         --          --      1,576        13
           Television programming..........................       3,842         58      5,797        46
           Satellite delivery and production support.......       1,157         18      2,173        17
                                                                -------        ---    -------       ---
             Total revenues................................       6,581        100     12,505       100
                                                                -------        ---    -------       ---
        OPERATING EXPENSES:
           Radio programming...............................       1,605         24      2,498        20
           Radio advertising representation................         --          --        947         8
           Television programming..........................       3,490         53      5,014        40
           Satellite delivery and production support.......       1,205         19      1,316        11
           Selling and marketing...........................         794         12      1,361        11
           General and administrative......................       1,172         18      2,083        16
                                                                -------        ---    -------       ---
             Total operating expenses......................       8,266        126     13,219       106
                                                                -------        ---    -------       ---
        OPERATING INCOME (LOSS)............................      (1,685)       (26)      (714)       (6)
                                                                -------        ---    -------       ---
        OTHER EXPENSE......................................       1,255         19      2,880        23
        INCOME TAX PROVISION (BENEFIT) AND MINORITY
           INTERESTS.......................................         261          4         69         1
                                                                -------        ---    -------       ---
        NET LOSS...........................................     $(3,201)       (49%)  $(3,663)      (30%)
                                                                -------        ---    -------       ---
                                                                -------        ---    -------       ---


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31,
1999

          TOTAL REVENUES--Total revenues increased $5.9 million, or 90%, from $6.6 million for the three months ended March 31, 1998 to $12.5 million for the three months ended March 31, 1999. This increase was due to strong growth in all of the Company's operations as well as the acquisition of MediaAmerica, Inc. ("MediaAmerica"). On July 10, 1998, the Company acquired substantially all the assets and assumed certain of the liabilities of MediaAmerica. MediaAmerica provides advertising sales representation services and also owns syndicated radio programming. As a result of the acquisition, the Company generated $1.6 million in radio advertising
representation revenues for the three months ended March 31, 1999.   The
increase in television programming revenues was due to an increase in the number of subscribers receiving both Great American Country and Product Information Network. The increase in satellite delivery and production support revenue was due to new agreements that the Company entered into in the second half of 1998.

            RADIO PROGRAMMING REVENUES-- Radio programming revenues increased $1.4 million, or 87%, from $1.6 million for the three months ended March 31, 1998 to $3.0 million for the three months ended March 31, 1999, due primarily to an increase in radio advertising revenue. Sales of network radio advertising for the first three months of 1998 were adversely affected by the January 1998 entry of a significant competitor into the market, which added approximately 20% more network radio advertising inventory into the marketplace, thereby increasing competition for network radio advertising dollars. During late 1998, the Company began to experience improved advertising rates and sellout conditions and these trends have continued into early 1999.

The upfront advertising market has been strong with approximately 43% more in gross network radio advertising booked as of late April 1999, as compared to the amount booked in the comparable period in the prior year. Gross network radio advertising includes advertising bookings for both the Company's owned radio programming as well as its advertising representation customers. Only a portion of the gross advertising revenues generated from the Company's advertising representation customers is recognized by the Company as advertising representation revenues. Although the first quarter is traditionally weak, the Company believes the effect of the new significant competitor into network radio in early 1998 has been absorbed in the radio advertising market and believes the radio segment's financial results will continue to improve. Additionally, the Company continues to concentrate on its development of personality driven talk and other programs, which the Company believes will appeal to both advertisers and listeners of the Company's radio programs and over the long-term, contribute to improved financial results.

          RADIO REPRESENTATION REVENUES--As a result of the acquisition of MediaAmerica, the Company generated radio representation revenue of $1.6 million for the three months ended March 31, 1999.

          TELEVISION PROGRAMMING REVENUES--Television programming revenues increased $2.0 million, or 51%, from $3.8 million for the three months ended March 31, 1998 to $5.8 million for the three months ended March 31, 1999, due primarily to: (i) an increase of $1.4 million in Product Information Network advertising revenues and an increase of $0.5 million in Great American Country advertising revenues due to higher advertising rates being charged for airtime as a result of an increase in the number of subscribers receiving the Product Information Network and the Great American Country and (ii) an increase of $0.1 million in Great American Country affiliate fees due to an increase in the number of subscribers paying affiliate fees.

          SATELLITE DELIVERY AND PRODUCTION SUPPORT REVENUES--Satellite delivery and production support revenues increased $1.0 million, or 88%, from $1.2 million for the three months ended March 31, 1998 to $2.2 million for the three months ended March 31, 1999 due to (i) three new third party agreements that the Company entered into in the second half of 1998 to provide satellite transponder and related services resulting in $0.9 million in revenues and (ii) and an increase in $0.1 million in satellite delivery and production support fees charged to related parties.

          TOTAL OPERATING EXPENSES--Total operating expenses increased $5.0 million, or 60%, from $8.2 million for the three months ended March 31, 1998 to $13.2 million for the three months ended March 31, 1999. As a percentage of total revenues, total operating expenses decreased from 126% for the three months ended March 31, 1998 to 106% for the three months ended March 31, 1999.

          RADIO PROGRAMMING EXPENSES--Radio programming expenses increased $0.9 million, or 56%, from $1.6 million for the three months ended March 31, 1998 to $2.5 million for the three months ended March 31, 1999 due primarily to an increase in the number of syndicated radio programs offered by the Company as a result of the acquisition of MediaAmerica. As a percentage of radio programming revenues, radio programming expenses decreased from 101% for the three months ended March 31, 1998 to 84% for the three months ended March 31, 1999.

          RADIO ADVERTISING REPRESENTATION EXPENSES--As the result of the acquisition of MediaAmerica, the Company generated radio representation expenses of $0.9 million for the three months ended March 31, 1999. These expenses represent 60% of radio advertising representation revenues for the three months ended March 31,1999.

          TELEVISION PROGRAMMING EXPENSES--Television programming expenses increased $1.5 million, or 44%, from $3.5 million for the three months ended March 31, 1998 to $5.0 million for the three months ended March 31, 1999, due primarily to an increase in the amounts paid to cable systems receiving the Product Information Network. For the three months ended March 31, 1998 and 1999, the PIN Venture made rebates of approximately 75% and 82%, respectively, of its advertising revenues to these systems. As a percentage of television programming revenues, television programming expenses decreased from 91% for the three months ended March 31, 1998 to 87% for the three months ended March 31, 1999.

          SATELLITE DELIVERY AND PRODUCTION SUPPORT EXPENSES--Satellite delivery and production support expenses increased $0.1 million, or 9%, from $1.2 million for the three months ended March 31, 1998 to $1.3 million for the three months ended March 31, 1999. The increase is due primarily to additional third party and affiliate usage of the Company's uplinking and playback services. As a percentage of satellite delivery and production support revenues, satellite delivery and production support expenses decreased from 104% for the three months ended March 31, 1998 to 61% for the three months ended

March 31, 1999.

          SELLING AND MARKETING EXPENSES--Selling and marketing expenses increased $0.6 million, or 71%, from $0.8 million for the three months ended March 31, 1998 to $1.4 million for the three months ended March 31, 1999 due to (i) an increase of $0.5 million in selling and marketing expenses from the acquisition of MediaAmerica and (ii) an increase of $0.1 million in marketing expenses due to the increased marketing efforts undertaken to increase the distribution of Great American Country. As a percentage of total revenues, selling and marketing expenses decreased from 12% for the three months ended March 31, 1998 to 11% for the three months ended March 31, 1999.

          GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses increased $0.9 million, or 78%, from $1.2 million for the three months ended March 31, 1998 to $2.1 million for the three months ended March 31, 1999. The increase is due to (i) an increase of $0.5 million in amortization expenses related to the amortization of Great American Country cable programming distribution agreements and goodwill from the acquisition of MediaAmerica and (ii) an increase of $0.4 million due to the acquisition of MediaAmerica. As a percentage of total revenues, general and administrative expenses decreased from 18% for the three months ended March 31, 1998 to 17% for the three months ended March 31, 1999.

          TOTAL OTHER EXPENSE--Total other expense increased $1.6 million, or 129%, from $1.3 million for the three months ended March 31, 1998 to $2.9 million for the three months ended March 31, 1999. This increase is due primarily to (i) an increase of $3.0 million in interest expense related to the offering by the Company of $100 million of 113/4% Senior Secured Notes in July 1998 (the "Notes") and an increase of $0.2 million related to the amortization of deferred debt offering costs. This increase was partially offset by a decrease of $1.4 million in interest expense from the prepayment of capital leases and other debt and an increase of $0.2 million in interest income from cash and cash equivalents and available for sale securities.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's ability to successfully implement its growth strategies is subject to the availability of cash generated from operations and equity and/or debt financing. The Company had cash, cash equivalents, and available for sale securities of $19.1 million as of March 31, 1999, including $4.7 million of cash escrowed in a reserve account to be used solely for payment of interest on the Notes and acquisitions. There can be no assurance that the Company will have sufficient cash flow from operations after debt service to support its growth strategies. In addition, there can be no assurance that the capital resources necessary to accomplish the Company's growth strategies over the long term will be available, or if available, will be on terms and conditions acceptable to the Company.

          Since its inception, the Company has incurred net losses primarily as a result of expenses associated with developing and launching its programming networks. For the three months ended March 31, 1999, the Company incurred a net loss of ($3.7) million. Net cash used in operating activities for the three months ended March 31, 1999 was ($2.5) million compared with net cash used in operations of ($8.4) million for the three months ended March 31, 1998. Net cash used in operating activities for the three months ended March 31, 1998 included the net repayment of $6.4 million of advances from Jones International. For the three months ended March 31, 1999, the Company did not have any financing activities.

          The Company's investing activities in the first quarter of 1999 totaled $2.3 million and consisted primarily of $1.5 million of cable programming distribution agreements payments for Great American Country and $0.3 million of capital expenditures. Total capital expenditures for the balance of 1999 are estimated to be $1.3 million, which will be used primarily to purchase equipment to further digitally compress the Satcom C-3 satellite transponder, upgrades of certain radio programming studios and to purchase satellite receivers. Total cable programming affiliate payments for Great American Country for the balance of 1999 are estimated to be $4.0 million to $4.5 million.

          The Company has received advances and loans from Jones International and related companies to fund its operating and investing activities in the past. Outstanding advances from Jones International and related parties at March 31, 1999 were approximately $0.3 million. In the first quarter of 1999, Jones International elected to pay the income tax benefit receivable of approximately $1.3 million through a reduction of the intercompany balance between the Company and Jones International. The remaining intercompany balance of approximately $0.3 million was repaid in April 1999. Jones International and such related companies are under no obligation to provide additional advances or loans to the Company.

           The Company depends, and will continue to depend, significantly upon the earnings and cash flows of, and dividends and distributions from, its subsidiaries to pay its expenses, meet its obligations and pay interest and principal on the Notes and its other indebtedness. While the terms of the Company's joint ventures (including the PIN Venture) generally require the mutual consent of the Company and its joint venture partners to distribute or advance funds to the Company, there are no significant contractual restrictions on distributions from each of the Subsidiary Guarantors (as defined in the Indenture) to the Company. Management believes that the remaining proceeds from the Notes and operating cash flow, including the cash flows of, and dividends and distributions from its subsidiaries, will be sufficient to fund the Company's cash flow requirements at least through 1999. The Company deposited $10.0 million of the proceeds of the offering of the Notes in a reserve account, from which approximately $5.6 million was used to pay interest on the Notes in January 1999. The Company intends to use the remaining proceeds in the reserve account for either the payment of interest on the Notes or for acquisitions, as allowed under the terms of the Indenture.

          As a result of the transfer of a controlling interest in Jones Intercable from Jones International and its affiliates to Comcast Corporation in April 1999, Jones Intercable will no longer share in many of the administrative and related expenses which have historically been shared by the various entities affiliated with Mr. Jones, including the Company. Because Jones Intercable was the largest of such sharing entities, its exclusion from the allocation process may cause the Company to incur material increases subsequent to the closing of the accelerated exercise of the option in certain overhead and related costs, including rent, computer services, insurance, and personnel costs for accounting, legal, risk management and human resources services.

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

          The Y2K Office is currently implementing the steps needed to address the Year 2000 problem based upon its set priorities and is testing the implemented solutions. The Y2K Office's schedule for implementing and testing its Year 2000 solutions for systems that have been determined to be first priority for the Company is as follows:

                                                                                      EXPECTED
PROJECT                                     DESCRIPTION                            COMPLETION DATE
-------                                     -----------                            ---------------
     Financials                        Y2K testing completed
                                       Contingency planning                               3Q99

     Unix Hardware                     Y2K Upgrade/testing completed
                                       Y2K contingency planning                           3Q99

     LAN/WAN                           Remediation/testing                                2Q99
                                       Contingency planning                               3Q99

     Telephony Systems                 Y2K testing completed
                                       Contingency planning                               3Q99

     GAC/PIN                           Y2K testing completed
                                       Contingency planning                               3Q99

     Uplink                            Y2K testing                                        2Q99

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

          The Company has not yet formulated contingency plans in the event that systems are not Year 2000 compliant. The Company recognizes the need for contingency plans and plans to develop them by the second quarter of 1999. There can be no assurance that the Company's systems will be Year 2000 compliant in time. The Year 2000 issue poses many risks for the Company and could materially adversely affect its financial condition and results of operations.

        ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices. The Company is exposed to market risk through interest rates. This exposure is directly related to its normal funding and investing activities.

Approximately $0.3 million of the Company's current liabilities is subject to changes in interest rates; however, the Company does not use derivatives to manage this risk. This exposure is linked primarily to the prime rate. The Company believes that a moderate change in the prime rate would not materially affect operating results of financial condition of the Company.

                ITEM 5.     OTHER MATERIALLY IMPORTANT EVENTS

Gregory J. Liptak, formerly President/Director of the Company, resigned all of his positions within the Company on April 30, 1999. Glenn R. Jones will assume his responsibilities as President of the Company.

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

     Dated:  May 7, 1999