Form 10-Q
period 1999-06-30
JONES INTERNATIONAL NETWORKS LTD /CO/
filed 1999-08-13
CIK 1067465

                                FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999.
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from to         .

                        Commission File Number 333-62077


                       Jones International Networks, Ltd.
                Exact name of registrant as specified in charter

Colorado                                                    #84-1470911
State of organization                                 I.R.S. employer I.D.#

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

                                   INDEX

                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

     Jones International Networks, Ltd.:
        Unaudited Consolidated Statements of Financial Position
          as of December 31, 1998 and June 30, 1999 .......................  2

        Unaudited Consolidated Statements of Operations
            for the Three and Six Months Ended June 30, 1998 and 1999 .....  4

        Unaudited Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 1998 and 1999 .................  5

        Notes to Unaudited Consolidated Financial Statements...............  6

   Item 2. Management's Discussion and Analysis
     of Financial Condition and Results of Operations ..................... 16

PART II. OTHER INFORMATION

   Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 24
   Item 5. Other Materially Important Events............................... 24
   Item 6. Exhibits and Reports on Form 8-K................................ 24


               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

             UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                      ASSETS

                                                                         DECEMBER 31,       JUNE 30,
                                                                             1998             1999
                                                                         ------------      ---------
CURRENT ASSETS:
Cash and cash equivalents...........................................    $ 10,654,013   $    9,285,878
Restricted cash.....................................................      10,000,000        4,664,510
Available for sale securities.......................................       2,768,646        5,935,020
Accounts receivable, net of allowance for doubtful accounts of
   $897,487 and $1,320,040, respectively............................      11,835,108       11,807,912
Receivables from affiliates.........................................         238,777          466,032
Prepaid expenses....................................................         255,723          396,379
Deferred commissions, current.......................................         221,973          195,238
Other current assets................................................         178,322           65,187
                                                                        ------------   --------------
     Total current assets...........................................      36,152,562       32,816,156
                                                                        ------------   --------------

PROPERTY, PLANT AND EQUIPMENT:
Land ...............................................................       1,395,592        1,395,592
Building............................................................       2,321,463        2,321,463
Satellite transponders..............................................      35,680,188       35,680,188
Furniture, fixtures and equipment...................................      12,442,773       12,860,873
Leasehold improvements..............................................         738,838          762,643
                                                                        ------------   --------------
     Total property, plant and equipment............................      52,578,854       53,020,759
Less accumulated depreciation and amortization......................     (25,681,974)     (28,256,230)
                                                                        -------------  --------------
     Net property, plant and equipment..............................      26,896,880       24,764,529
                                                                        ------------   --------------

OTHER ASSETS:
Goodwill, net of accumulated amortization of
   $719,588 and $1,197,069, respectively............................      32,397,394       31,919,913
Other intangible assets, net of accumulated amortization of
   $1,030,391 and $1,213,922, respectively..........................       1,914,043        2,015,382
Cable programming distribution agreements, net of
   accumulated amortization of $326,969 and $836,056, respectively..       4,355,170        5,774,045
Investment in programming, net of accumulated amortization of
   $177,777 and $404,129, respectively..............................       2,379,402        2,363,040
Investment in affiliates............................................         202,942          258,944
Income tax benefit receivable from Jones International, Ltd.
   (Note 2).........................................................       1,338,402               --
Deferred commissions, long-term ....................................         390,336          390,477
Debt offering costs, net of accumulated amortization of
   $245,700 and $614,184, respectively..............................       4,526,428        4,484,592
Other assets........................................................         340,475          334,022
                                                                        ------------   --------------
     Total other assets.............................................      47,844,592       47,540,415
                                                                        ------------   --------------

     Total assets...................................................    $110,894,034   $  105,121,100
                                                                        ============   ==============


  The accompanying notes to these unaudited consolidated financial statements are an integral part of these unaudited consolidated financial statements.

                  JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                        LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                     DECEMBER 31,       JUNE 30,
                                                                        1998              1999
                                                                    -------------    -------------
CURRENT LIABILITIES:
Accounts payable--trade..........................................   $   2,796,389   $    2,652,101
Producers' fees payable..........................................       5,922,471        5,526,486
Cable programming distribution payments payable..................       1,617,815        1,402,496
Accrued liabilities..............................................       2,047,233        1,787,025
Accounts payable--Jones International, Ltd.......................       1,377,731          820,124
Interest payable.................................................       5,581,250        5,875,000
Deferred revenues................................................         752,263        1,211,192
Other current liabilities........................................           9,938          107,775
                                                                    -------------   --------------
     Total current liabilities...................................      20,105,090       19,382,199
                                                                    -------------   --------------

LONG-TERM LIABILITIES:
Customer deposits and deferred revenues..........................         340,842          354,564
Senior secured notes.............................................     100,000,000      100,000,000
                                                                    -------------   --------------
     Total long-term liabilities.................................     100,340,842      100,354,564
                                                                    -------------   --------------

MINORITY INTERESTS IN
   CONSOLIDATED SUBSIDIARIES.....................................         567,283        1,013,034
                                                                    -------------   --------------

COMMITMENTS AND CONTINGENCIES (Note 5)

COMMON STOCK SUBJECT TO PUT, Class A Common Stock,
   $.01 par value: 101,124 shares issued and outstanding,
   respectively..................................................       1,213,488        1,213,488
                                                                    -------------   --------------


SHAREHOLDERS' DEFICIT:
Class A Common Stock, $.01 par value: 50,000,000 shares
   authorized; 4,202,006 and 4,213,875 shares issued and
   outstanding, respectively.....................................          42,020           42,139

Class B Common Stock, $.01 par value: 1,785,120 shares
   authorized, issued and outstanding............................          17,851           17,851
Additional paid-in capital.......................................      27,446,955       27,589,264
Accumulated other comprehensive income...........................           8,456          (22,402)
Accumulated deficit..............................................     (38,847,951)     (44,469,037)
                                                                    -------------   --------------
     Total shareholders' deficit.................................     (11,332,669)     (16,842,185)
                                                                    -------------   --------------
     Total liabilities and shareholders' deficit.................   $ 110,894,034   $  105,121,100
                                                                    =============   ==============


 The accompanying notes to these unaudited consolidated financial statements are an integral part of these unaudited consolidated financial statements.

            JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                            JUNE 30,                        JUNE 30,
                                                                     1998            1999            1998            1999
                                                                    -------         -------         -------         ------
 REVENUES:
     Radio programming..........................................  $   2,157,773    $ 3,905,807     $ 3,739,193   $    6,864,992
     Radio advertising representation...........................              -      2,282,087               -        3,857,586
     Television programming:
          Non-affiliated entities...............................      3,744,594      6,717,632       7,300,147       12,232,713
          Affiliated entities (Note 2)..........................        277,649        128,044         564,415          409,868
                                                                  -------------    -----------     -----------   --------------
               Total television programming.....................      4,022,243      6,845,676       7,864,562       12,642,581
     Satellite delivery and production support:
          Non-affiliated entities...............................             -         929,000              -         1,823,000
          Affiliated entities (Note 2)..........................        971,037      1,274,042       2,128,118        2,553,790
                                                                  -------------    -----------     -----------   --------------
               Total satellite delivery and production support          971,037      2,203,042       2,128,118        4,376,790
                                                                  -------------    -----------     -----------   --------------
               Total revenues                                         7,151,053      15,236,612     13,731,873       27,741,949
                                                                  -------------    ------------    -----------   --------------
 OPERATING EXPENSES:
     Radio programming..........................................      1,885,225      2,662,309       3,489,844        5,160,690
     Radio advertising representation...........................             -         945,091              -         1,892,219
     Television programming:
          Non-affiliated entities...............................      1,560,769      4,209,117       3,415,425        7,696,703
          Affiliated entities (Note 2)..........................      1,615,818      1,115,063       3,251,566        2,641,838
                                                                  -------------    ------------    -----------   --------------
               Total television programming.....................      3,176,587      5,324,180       6,666,991       10,338,541
     Satellite delivery and production support (Note 2).........      1,125,015      1,326,426       2,329,432        2,641,824
     Selling and marketing......................................        953,369      1,396,135       1,747,231        2,757,388
     General and administrative (Note 2)........................        920,164      2,263,454       2,092,697        4,346,405
                                                                  -------------    ------------    -----------   --------------
               Total operating expenses.........................      8,060,360      13,917,595     16,326,195       27,137,067
                                                                  -------------    ------------    -----------   --------------
 OPERATING INCOME (LOSS)........................................       (909,307)     1,319,017      (2,594,322)         604,882
                                                                  -------------    ------------    -----------   --------------
 OTHER (INCOME) EXPENSE:
     Interest expense (Note 2)..................................      1,298,389      3,124,380       2,640,260        6,281,030
     Interest income............................................        (50,669)      (245,759)        (99,025)        (523,234)
     Equity in income of affiliates.............................        (34,589)       (51,816)        (73,001)         (56,002)
     Other expense..............................................        263,801         54,320         263,801           58,500
                                                                  -------------    ------------    -----------   --------------
               Total other expense, net.........................      1,476,932      2,881,125       2,732,035        5,760,294
                                                                  -------------    ------------    -----------   --------------
 LOSS BEFORE INCOME TAXES
   AND MINORITY INTERESTS.......................................     (2,386,239)    (1,562,108)     (5,326,357)        (5,155,412)
     Income tax provision.......................................             -             460         267,575           19,923
                                                                  -------------    ------------    -----------   --------------

 LOSS BEFORE MINORITY INTERESTS.................................     (2,386,239)    (1,562,568)     (5,593,932)      (5,175,335)
     Minority interests in net income (loss)
        of consolidated subsidiaries............................         75,726        395,398          68,941          445,751
                                                                  -------------    ------------    -----------   --------------
 NET LOSS.......................................................  $  (2,461,965)   $(1,957,966)    $(5,662,873)  $   (5,621,086)
                                                                  =============    ===========     ===========   ==============

 ADJUSTMENTS TO ARRIVE AT COMPREHENSIVE LOSS                                 -          25,186              -            30,858
                                                                  -------------    ------------    -----------   --------------
 COMPREHENSIVE LOSS.............................................  $  (2,461,965)   $(1,983,152)    $(5,662,873)  $   (5,651,944)
                                                                  =============    ===========     ===========   ==============


 LOSS PER COMMON  SHARE (Note 3)................................  $       (0.52)   $     (0.33)    $     (1.19)  $       (0. 93)
                                                                  =============    ===========     ===========   ==============
 LOSS PER COMMON SHARE--assuming dilution (Note 3)..............  $       (0.52)   $     (0.33)    $     (1.19)  $       (0. 93)
                                                                  =============    ===========     ===========   ==============
 WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING..................................................      4,766,073      6,096,163       4,766,073        6,092,206
                                                                  =============    ===========     ===========   ==============

 The accompanying notes to these unaudited consolidated financial statements are an integral part of these unaudited consolidated financial statements.

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     FOR THE SIX MONTHS
                                                                                       ENDED JUNE 30,
                                                                                 -----------------------------
                                                                                     1998             1999
                                                                                 -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................................      $  (5,662,873)  $  (5,621,086)
  Adjustment to reconcile net loss to net cash provided by (used in)
   operating activities:
    Depreciation and amortization..........................................          2,650,885       3,970,707
    Amortization of debt offering costs....................................                --          368,484
    Equity in income of affiliates.........................................            (73,001)        (56,002)
    Distributions received.................................................            350,000             --
    Minority interest in net income (loss).................................             68,941         445,751
    Net change in assets and liabilities:
     Decrease (increase) in receivables....................................         (1,344,057)         27,196
     Increase in receivables from affiliates...............................            (40,215)       (227,255)
     Decrease (increase) in prepaid expenses and other current assets......            116,066         (27,521)
     Decrease in deferred commissions......................................             16,194          26,594
     Decrease in tax benefit receivable from Jones International, Ltd......                --        1,338,402
     Increase in other assets..............................................           (237,535)       (320,195)
     Decrease in accounts payable..........................................           (174,716)       (144,288)
     Decrease in producers' fees payable...................................                --         (395,985)
     Decrease in accounts payable to Jones International, Ltd..............         (4,122,787)       (557,607)
     Increase in accrued interest..........................................            468,852         293,750
     Increase in deferred revenues.........................................            288,029         458,929
     Decrease in accrued and other liabilities.............................           (448,976)       (162,371)
     Increase in customer deposits.........................................                241          13,722
                                                                                 -------------   -------------
     Net cash used in operating activities.................................         (8,144,952)       (568,775)
                                                                                 -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment................................           (538,807)       (441,905)
  Purchase of available for sale securities................................                --       (3,197,232)
  Cable programming distribution agreements payments.......................                --       (2,143,281)
  Purchases of programming and other intangible assets ....................           (157,632)       (352,432)
                                                                                 -------------   -------------
     Net cash used in investing activities.................................           (696,439)     (6,134,850)
                                                                                 -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in debt offering costs..........................................            (56,162)            --
  Increase in capitalized loan fees........................................           (518,583)            --
  Repayment of borrowings..................................................         (6,554,500)            --
  Repayment of capital lease obligations...................................         (1,166,201)            --
  Proceeds from borrowings.................................................         16,704,500             --
  Distributions paid to minority interests.................................           (840,060)            --
                                                                                 -------------   -------------
     Net cash provided by financing activities.............................          7,568,994             --
                                                                                 -------------   -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................         (1,272,397)     (6,703,625)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................          3,717,169      20,654,013
                                                                                 -------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................      $   2,444,772   $  13,950,388
                                                                                 =============   =============
SUPPLEMENTAL CASH FLOW DISCLOSURES:

  Interest paid............................................................      $   2,171,408   $   5,590,980
                                                                                 =============   =============

  Income tax provision.....................................................      $     267,575   $      19,923
                                                                                 =============   =============

  Deferred offering costs..................................................      $   1,111,000   $         --
                                                                                 =============   =============

 The accompanying notes to these unaudited consolidated financial statements are an integral part of these unaudited consolidated financial statements.

           JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This Form 10-Q is being filed by Jones International Networks, Ltd. and its subsidiaries (collectively the "Company"). The accompanying consolidated statements of financial position as of December 31, 1998 and June 30, 1999, the consolidated statements of operations for the three and six months ended June 30, 1998 and 1999, and the statements of cash flows for the six months ended June 30, 1998 and 1999, are unaudited. This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the consolidated statements of financial position, consolidated statements of operations and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of results for these interim periods. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of results to be expected for the entire year, or for any other interim period.

     AVAILABLE FOR SALE SECURITIES AND COMPREHENSIVE INCOME (LOSS)--Available for sale marketable securities are carried at fair value, with unrealized holding gains and losses (comprehensive income or losses) carried as a separate component of shareholders' deficit. The cost of securities sold is determined using the first-in, first-out method. At June 30, 1999, the Company held marketable securities available for sale with an aggregate cost of $5.9 million and a net unrealized loss of approximately $22,000.

     USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) TRANSACTIONS WITH AFFILIATED ENTITIES

     The Company is a subsidiary of Jones International, Ltd. ("Jones International"), a holding company with ownership interests in several companies involved in various aspects of the telecommunications industry. Jones International is wholly owned by Glenn R. Jones, Chairman and Chief Executive Officer of Jones International and various other subsidiaries of Jones International. Certain members of management of the Company are also officers or directors of these affiliated entities and, from time to time, the Company may have transactions with these entities. Certain expenses are paid by affiliated entities on behalf of the Company and are allocated at cost based on specific identification or other methods which management believes are reasonable. Principal recurring transactions with affiliates are described below.

     TELEVISION PROGRAMMING REVENUES--The Company earns up to a three percent commission on the sale of airtime for informational programming on Knowledge TV, Inc. ("KTV"). As a result of the sale of KTV's distribution assets in 1999, KTV will terminate its use of this service provided by the Company. It is estimated that the termination of this service will begin in the fourth quarter of 1999. For the three months ended June 30, 1998 and 1999, KTV paid total commissions to the Company of approximately $45,000 and $43,000, respectively, for this service. For the six months ended June 30, 1998 and 1999, KTV paid total commissions to the Company of approximately $97,000 and $88,000, respectively, for this service.

     The Company distributes Great American Country to certain cable television systems owned or managed by Jones Intercable, Inc. ("Jones Intercable"). Effective April 7, 1999, Jones Intercable is no longer an affiliate of the Company due to the sale of Mr. Jones' interest in Intercable. Jones Intercable has continued to pay the Company programming license fees subsequent to the sale of Mr. Jones' interest in Jones Intercable. For the three months ended June 30, 1998 and 1999, Jones Intercable and its affiliated partnerships paid total license fees to the Company of approximately $233,000 and $85,000, respectively, for this programming service. For the six months ended June 30, 1998 and 1999, Jones Intercable and its affiliated partnerships paid total license fees to the Company of approximately $468,000 and $322,000, respectively, for this programming service.

     SATELLITE DELIVERY AND PRODUCTION SUPPORT REVENUES--Jones Earth Segment, Inc. ("Earth Segment"), a subsidiary of the Company, provides playback, editing, duplication, trafficking and uplinking services primarily to its cable programming network

            JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES affiliates including KTV. As a result of the sale of KTV's distribution assets in 1999, KTV will terminate its use of certain earth station services provided by Earth Segment. It is estimated that the termination of these services will begin in the fourth quarter of 1999. Earth Segment charges affiliates for its services using rates which are calculated to achieve a specified rate of return on investment to Earth Segment. For the three months ended June 30, 1998 and 1999, Jones International and its affiliates paid satellite delivery and production support charges to Earth Segment of approximately $736,000 and $905,000, respectively. For the six months ended June 30, 1998 and 1999, Jones International and its affiliates paid satellite delivery and production support charges to Earth Segment of approximately $1,658,000 and $1,817,000, respectively.

     In addition, Jones Space Holdings, Inc. ("Space Holdings"), a subsidiary of the Company, leases two digitally compressed channels on a non-preemptible satellite transponder to Jones International and its affiliates. For the three months ended June 30, 1998 and 1999, Jones International and its affiliates paid satellite delivery charges to Space Holdings of approximately $235,000 and $369,000, respectively. For the six months ended June 30, 1998 and 1999, Jones International and its affiliates paid satellite delivery charges to Space Holdings of approximately $470,000 and $737,000.

     TELEVISION PROGRAMMING EXPENSES--The Product Information Network Venture ("PIN Venture") pays a significant portion of the revenues generated by its infomercial programming in the form of system rebates to all cable systems which enter into agreements to air such programming. For the three months ended June 30, 1998, the PIN Venture paid Jones Intercable (and its affiliated partnerships), Cox Communications and Adelphia Communications approximately $1,409,000 for system rebates. For the six months ended June 30, 1998, the PIN Venture paid Jones Intercable (and its affiliated partnerships), Cox Communications and Adelphia Communications approximately $2,819,000 for system rebates. Effective December 31, 1998, the Company acquired the remaining Adelphia Communications equity interest in the PIN Venture in exchange for 12,416 shares of the Company's Class A Common Stock. As a result, Adelphia Communications is no longer an affiliated party to the PIN Venture as of January 1, 1999. Effective April 7, 1999 Jones Intercable is no longer an affiliate of the Company due to the sale of Mr. Jones' interest in Jones Intercable. The PIN Venture has continued to pay rebates to Jones Intercable (and its affiliated partnerships) subsequent to the sales of Mr. Jones' interest in Jones Intercable. For the three months ended June 30, 1999, the PIN Venture paid Jones Intercable (and its affiliated partnerships) and Cox Communications approximately $778,000 for system rebates. For the six months ended June 30, 1999, the PIN Venture paid Jones Intercable (and its affiliated partnerships) and Cox Communications approximately $1,940,000 for system rebates.

     Jones Network Sales ("JNS"), a wholly owned subsidiary of Jones International, provides affiliate sales and certain marketing services to the Company. For the three months ended June 30, 1998 and 1999, the Company paid JNS approximately $207,000 and $337,000, respectively, for these services. For the six months ended June 30, 1998 and 1999, the Company paid JNS approximately $433,000 and $702,000, respectively, for these services.

     SATELLITE DELIVERY AND PRODUCTION SUPPORT EXPENSES--Jones Galactic Radio, Inc., a subsidiary of the Company, ("Galactic Radio") has a transponder lease agreement with Jones Satellite Holdings, Inc. ("Satellite Holdings"), a subsidiary of KTV, for the use of the sub-carriers on a non-preemptible satellite transponder. This agreement allows Galactic Radio to use a portion of the transponder to distribute its audio programming. Galactic Radio agreed to pay Satellite Holdings approximately $58,000 per month. This agreement will expire May 2004. For each of the three months ended June 30, 1998 and 1999, Galactic Radio paid Satellite Holdings approximately $174,000 for this service. For each of the six months ended June 30, 1998 and 1999, Galactic Radio paid Satellite Holdings approximately $348,000 for this service. Satellite Holdings has the right to terminate the license agreement at any time upon 30 days written notice to Galactic Radio. Management anticipates Satellite Holdings will exercise the right to terminate this license agreement in the fourth quarter of 1999 due to the sale of KTV's distribution assets.

     GENERAL AND ADMINISTRATIVE EXPENSES--The Company subleases office space in Englewood, Colorado from affiliates of Jones International. Rent and associated expenses are allocated to the Company based on the amount of square footage it occupies. For the three months ended June 30, 1998 and 1999, the Company paid these affiliates approximately $37,000 and $33,000, respectively, for rent and associated expenses. For the six months ended June, 1998 and 1999, the Company paid these affiliates approximately $74,000 and $70,000, respectively, for rent and associated expenses.

     An affiliate of Jones International provides computer hardware and software support services to the Company. For the three months ended June 30, 1998 and 1999, the Company paid the affiliate approximately $156,000 and $199,000, respectively, for such services. For the six months ended June 30, 1998 and 1999, the Company paid the affiliate approximately $330,000 and

            JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

$410,000, respectively, for such services.

     The Company and its consolidated subsidiaries reimburse Jones International and its affiliates for certain allocated administrative expenses. These expenses generally consist of salaries and related benefits. Allocations of personnel costs are generally based on actual time spent by affiliated associates with respect to the Company. For the three months ended June 30, 1998 and 1999, the Company paid Jones International and its affiliates approximately $268,000 and $240,000, respectively, for these administrative expenses. For the six months ended June 30, 1998 and 1999, the Company paid Jones International and its affiliates approximately $542,000 and $546,000, respectively, for these administrative expenses.

     To assist funding its operating and investing activities, the Company had borrowed funds from Jones International. Jones International's interest rate was calculated using the published prime rate plus two percent. Jones International charged interest on its advances to the Company at rates of approximately 10 percent per annum for the three and six months ended June 30, 1998 and 1999. For the three months ended June 30, 1998 and 1999, the Company paid Jones International interest of approximately $62,000 and $0, respectively. For the six months ended June 30, 1998 and 1999, the Company paid Jones International interest of approximately $328,000 and $38,000, respectively. In the first quarter of 1999, Jones International elected to repay the income tax benefit receivable of approximately $1,335,000 through a reduction of the intercompany balance between the Company and Jones International. The remaining intercompany balance was subsequently reimbursed to Jones International in April 1999.

     In the normal course of business, Jones International (1) remits funds on behalf of the Company to third parties and affiliates in payment for products and services purchased by the Company, and (2) receives funds on behalf of the Company in payment for products and services provided by the Company. Starting in April 1999, these amounts are reimbursed from or to Jones International on a monthly basis. Due to their short-term nature, such amounts outstanding with Jones International are classified as a current asset or liability in the accompanying financial statements.

(3) LOSS PER COMMON SHARE

     Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the respective period. Diluted loss per common share is equal to basic loss per common share as all potentially dilutive securities are anti-dilutive.

(4) ACQUISITION OF BROADCAST PROGRAMMING

     On August 2, 1999, the Company acquired certain radio programming assets from Broadcast Electronics, Inc. ("BEI"), a Rhode Island corporation, for $20 million plus estimated closing adjustments of approximately $860,000, payable in cash. The closing adjustments are subject to final working capital adjustments within 120 days from August 2, 1999. BEI's radio programming business was conducted through its Broadcast Programming Division ("BP "), which included the following programs: Delilah, Neon Nights with Lia Knight and TotalRadio music format services (the "BP Acquisition").

     On July 29, 1999, the Company entered into a $20 million revolving credit facility with a commercial bank to finance the BP Acquisition on a short-term basis. In order to allow the Company to obtain more favorable revolving credit facility terms, Jones International has guaranteed the loan and provided certain collateral as security for the guaranty. The revolving credit facility bears interest either at the commercial bank's prime rate minus two percent or a fixed rate (which is approximately equal to LIBOR) plus one half of one percent. The current interest rate is 5.875% per annum and the revolving credit facility will be due and payable on June 30, 2000, unless extended. In the event that the loan is not repaid by such date, and if the Company has not raised sufficient equity funds to repay the loan, Jones International has agreed to provide the necessary equity funds to the Company to repay the loan.

(5) UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

     In 1998, the Company issued $100 million of Senior Secured Notes (the "Notes"). The Notes are senior obligations of the

            JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

Company. The Notes rank pari passu in right of payment with all existing and future senior indebtedness of the Company and rank senior to all existing and future subordinated obligations of the Company. The Notes are secured by the capital stock of the Company's subsidiary, JPN, Inc., and its direct subsidiaries. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the following wholly-owned subsidiaries of the Company: JPN, Inc., Space Holdings, Earth Segment, Jones Infomercial Networks, Inc., Jones Radio Holdings, Inc., Great American Country, Inc., Galactic Radio, Jones Infomercial Network Ventures, Inc., Jones Galactic Radio Partners, Inc., Jones Radio Network, Inc., Jones Audio Services, Inc., Jones Radio Network Ventures, Inc., MediaAmerica, Inc. and Jones MAI Radio, Inc., and Jones/Owens Radio Programming LLC, ("JORP") (collectively, the "Subsidiary Guarantors"). The only existing subsidiaries of the Company that did not guarantee the Notes are the following three entities: the PIN Venture, a general partnership in which the Company, through a Subsidiary Guarantor, owns a 55.3% interest; Superaudio, a general partnership in which the Company, through a Subsidiary Guarantor, owns a 50% interest and Jones/Capstar Venture Radio Programming LLC, a limited liability company in which the Company, through a Subsidiary Guarantor, owns a 50% interest (collectively, the "Non-Guarantor Subsidiaries"). The Company has not presented separate financial statements and other disclosures concerning the Subsidiary Guarantors that are wholly owned because management has determined that such information is not material to investors. In lieu thereof, the Company is providing, under Section 13 and 15
(d) of the Securities Exchange Act of 1934, presentation of the following supplemental unaudited condensed consolidating financial statements. Presented below is unaudited condensed consolidating financial information for the Company and its subsidiaries as of and for the six months ended June 30, 1998 and 1999.

            JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

     UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION -
                             AS OF JUNE 30, 1999:
                                (IN THOUSANDS)

                                                                                      NON-
                                                            THE       SUBSIDIARY   GUARANTOR    ELIMINATION
                                                          COMPANY     GUARANTORS  SUBSIDIARIES    ENTRIES        REPORTED
                                                         ----------  -----------  ------------  -----------    -----------
ASSETS:
Cash and cash equivalents............................    $    5,124    $   1,048    $    3,114   $      --      $    9,286
Restricted cash......................................         4,664          --            --           --           4,664
Available for sale securities........................         5,935          --            --           --           5,935
Accounts receivable..................................             1       11,449           359           (1)        11,808
Other current assets.................................            53        1,024            46          --           1,123
                                                         ----------    ---------    ----------   ----------     ----------
          Total current assets.......................        15,777       13,521         3,519           (1)        32,816
                                                         ----------    ---------    ----------   ----------     ----------
Property, plant and equipment........................             4       24,401           360          --          24,765
Goodwill  ...........................................           --        31,920           --           --          31,920
Intangible assets....................................             1       10,149             2          --          10,152
Other long-term assets...............................        33,819      (27,485)          458       (1,324)         5,468
                                                         ----------    ---------    ----------   ----------     ----------
          Total assets...............................    $   49,601    $  52,506    $    4,339   $   (1,325)    $  105,121
                                                         ==========    =========    ==========   ==========     ==========
LIABILITIES AND SHAREHOLDERS'
   INVESTMENT (DEFICIT):
Accounts payable.....................................    $      470    $     917    $    1,265   $      --      $    2,652
Producers' fees payable..............................           --         5,526           --           --           5,526
Cable programming distribution payments payable.....            --         1,402           --           --           1,402
Accrued liabilities..................................         6,163       (4,441)           66           (1)         1,787
Other current liabilities............................       (41,403)      49,203           215          --           8,015
                                                         ----------    ---------    ----------   ----------     ----------
          Total current liabilities..................       (34,770)      52,607         1,546           (1)        19,382
                                                         ----------    ---------    ----------   ----------     ----------
Senior secured notes.................................       100,000          --            --           --         100,000
Other long-term liabilities..........................           --           355           --           --             355
                                                         ----------    ---------    ----------   ----------     ----------
          Total long-term liabilities................       100,000          355           --           --         100,355
                                                         ----------    ---------    ----------   ----------     ----------
Minority interests...................................           --           --            --         1,013          1,013
Common stock subject to put..........................         1,213          --            --           --           1,213
Shareholders' investment (deficit):
     Class A Common Stock............................            42          --            --           --              42
     Class B Common Stock............................            18          --            --           --              18
     General Partners' Contributions.................           --           --            350         (350)           --
     Additional paid-in capital......................        27,589          --            --           --          27,589
     Other comprehensive income......................           (22)         --            --           --             (22)
     Retained earnings (accumulated deficit).........       (44,469)        (456)        2,443       (1,987)       (44,469)
                                                         ----------    ---------    ----------   ----------     ----------
          Total shareholders' investment (deficit)...       (16,842)        (456)        2,793       (2,337)       (16,842)
                                                         ----------    ---------    ----------   ----------     ----------
          Total liabilities and shareholders'
             investment (deficit)....................    $   49,601    $  52,506    $    4,339   $   (1,325)    $  105,121
                                                         ==========    =========    ==========   ==========     ==========

            JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

     UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS -
                FOR THE SIX MONTHS ENDED JUNE 30, 1999:
                            (IN THOUSANDS)

                                                                                      NON-
                                                            THE       SUBSIDIARY   GUARANTOR    ELIMINATION
                                                          COMPANY     GUARANTORS  SUBSIDIARIES    ENTRIES        REPORTED
                                                         ----------  -----------  ------------  -----------    -----------
INCOME STATEMENT DATA:
     REVENUES:
     Radio programming................................... $     --    $   6,865   $     --      $     --       $   6,865
     Radio advertising representation....................       --        3,858         --            --           3,858
     Television programming..............................       --        2,157      10,485           --          12,642
     Satellite delivery and production support...........       --        5,143        --            (766)         4,377
                                                          ---------   ---------   ---------     ---------      ---------
          Total revenues.................................       --       18,023      10,485          (766)        27,742
                                                          ---------   ---------   ---------     ---------      ---------
     OPERATING EXPENSES:
     Radio programming...................................       --        5,161         --            --           5,161
     Radio advertising representation....................       --        1,892         --            --           1,892
     Television programming..............................       --        1,973       9,132          (766)        10,339
     Satellite delivery and production support...........       --        2,642         --            --           2,642
     Selling and marketing...............................       --        2,635         122           --           2,757
     General and administrative..........................       681       3,386         279           --           4,346
                                                          ---------   ---------   ---------     ---------      ---------
          Total operating expenses.......................       681      17,689       9,533          (766)        27,137
                                                          ---------   ---------   ---------     ---------      ---------
          OPERATING INCOME (LOSS)........................      (681)        334         952           --             605
                                                          ---------   ----------  ---------     ---------      ---------
     OTHER EXPENSE (INCOME):
     Interest expense....................................     6,281         --          --            --           6,281
     Interest income.....................................      (428)        (41)        (54)          --            (523)
     Equity share of loss (income) of subsidiaries ......      (965)      1,577         (56)         (612)           (56)
     Other expense (income), net.........................        52           5           1           --              58
                                                          ---------   ---------   ---------     ---------      ---------
          Total other expense (income)...................     4,940       1,541        (109)         (612)         5,760
                                                          ---------   ---------   ---------     ---------      ---------
     Income (loss) before income taxes and minority
        Interests........................................    (5,621)     (1,207)      1,061           612         (5,155)
     Income tax provision................................       --           19           1           --              20
                                                          ---------   ---------   ---------     ---------      ---------
     Income (loss) before minority interests.............    (5,621)     (1,226)      1,060           612         (5,175)
     Minority interests in net income of consolidated
        subsidiaries ....................................       --          --          --            446            446
                                                          ---------   ---------   ---------     ---------      ---------
     NET INCOME (LOSS)................................... $  (5,621)  $  (1,226)  $   1,060     $     166      $  (5,621)
                                                          =========   =========   =========     =========      =========
     Adjustments to arrive at comprehensive income (loss)        31         --          --            --              31
                                                          ---------   ---------   ---------     ---------      ---------
     COMPREHENSIVE INCOME (LOSS)......................... $  (5,652)  $  (1,226)  $   1,060     $     166      $  (5,652)
                                                          =========   =========   =========     =========      =========

            JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATING CASH FLOWS -
                  FOR THE SIX MONTHS ENDED JUNE 30, 1999:
                             (IN THOUSANDS)

                                                                                       NON-
                                                             THE       SUBSIDIARY   GUARANTOR    ELIMINATION
                                                           COMPANY     GUARANTORS  SUBSIDIARIES    ENTRIES        REPORTED
                                                          ----------  -----------  ------------  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................................   $   (5,621) $  (1,226)   $    1,060    $      166     $  (5,621)
  Adjustment to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Non-cash expenses..................................          369      4,530            (4)         (166)        4,729
    Net change in assets and liabilities...............          356       (342)          309           --            323
                                                          ----------  ----------   ----------    ----------     ---------
     Net cash provided by (used in) operating
        activities.....................................       (4,896)     2,962         1,365           --           (569)
                                                          ----------  ---------    ----------    ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment............         --         (374)          (68)          --           (442)
  Purchase of investments..............................       (3,197)      --             --            --         (3,197)
  Purchase of intangible assets........................          --      (2,496)          --            --         (2,496)
                                                          ----------  ----------   ----------    ----------     ---------
     Net cash used in investing activities.............       (3,197)    (2,870)          (68)          --         (6,135)
                                                          ----------  ----------   -----------   ----------     ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......       (8,093)        92         1,297           --         (6,704)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........       17,881        956         1,817           --         20,654
                                                          ----------  ---------    ----------    ----------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............   $    9,788  $   1,048    $    3,114    $      --      $  13,950
                                                          ==========  =========    ==========    ==========     =========

   UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS -
             FOR THE SIX MONTHS ENDED JUNE 30, 1998:
                         (IN THOUSANDS)

                                                                                      NON-
                                                            THE       SUBSIDIARY   GUARANTOR    ELIMINATION
                                                          COMPANY     GUARANTORS  SUBSIDIARIES    ENTRIES        REPORTED
                                                         ----------  -----------  ------------  -----------    -----------
INCOME STATEMENT DATA:
     REVENUES:
     Radio programming................................... $    --    $   3,739    $      --      $    --       $  3,739
     Television programming..............................      174         996         6,695          --          7,865
     Satellite delivery and production support...........      --        3,038           --          (910)        2,128
                                                          --------   ---------    ----------     ---------     --------
          Total revenues.................................      174       7,773         6,695         (910)       13,732
                                                          --------   ---------    ----------     ---------     --------
     OPERATING EXPENSES:
     Radio programming...................................      --        3,490          --            --          3,490
     Television programming..............................       81       1,268         6,228         (910)        6,667
     Satellite delivery and production support...........      --        2,330          --            --          2,330
     Selling and marketing...............................       49       1,528           170          --          1,747
     General and administrative..........................      833       1,045           214          --          2,092
                                                          --------   ---------    ----------     --------      --------
          Total operating expenses.......................      963       9,661         6,612         (910)       16,326
                                                          --------   ---------    ----------     --------      --------
          OPERATING INCOME...............................     (789)     (1,888)           83          --         (2,594)
                                                          ---------  ---------    ----------     --------      --------
     OTHER EXPENSE (INCOME):
     Interest expense....................................      740       1,900           --           --          2,640
     Interest income.....................................       (6)         (3)          (90)         --            (99)
     Write-off of deferred offering costs ...............      --          --            --           --            --
     Equity share of loss (income) of subsidiaries ......    4,048      (3,956)          (73)         (92)          (73)
     Other expense (income), net.........................      --          261             3          --            264
                                                          --------   ---------    ----------     --------      --------
          Total other expense............................    4,782      (1,798)         (160)         (92)        2,732
                                                          --------   ---------    -----------    --------      --------
     Income (loss) before income taxes and minority
        interests........................................  (5,571)         (90)          243           92        (5,326)
     Income tax provision (benefit)......................       92         176           --           --            268
                                                          --------   ---------    ----------     --------      --------
     Income (loss) before minority interests.............  (5,663)        (266)          243           92        (5,594)
     Minority interests in net income of consolidated
        subsidiaries ....................................     --           --            --            69            69
                                                          --------   ---------    ----------     --------      --------
     NET INCOME (LOSS)................................... $ (5,663)  $    (266)   $      243     $     23      $ (5,663)
                                                          ========   =========    ==========     ========      ========
     Adjustments to arrive at comprehensive income (loss)     --           --            --            --            --
                                                          ---------   ---------   ---------     ---------      ---------
     COMPREHENSIVE INCOME (LOSS)......................... $  (5,663)  $    (226)  $     243     $      23      $  (5,663)
                                                          =========   =========   =========     =========      =========

            JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

             UNAUDITED CONDENSED CONSOLIDATING CASH FLOWS -
               FOR THE SIX MONTHS ENDED JUNE 30, 1998:
                            (IN THOUSANDS)

                                                                                      NON-
                                                            THE       SUBSIDIARY   GUARANTOR    ELIMINATION
                                                          COMPANY     GUARANTORS  SUBSIDIARIES    ENTRIES        REPORTED
                                                         ----------  -----------  ------------  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................................   $   (5,663) $    (266)  $     243   $      23        $   (5,663)
  Adjustment to reconcile net loss to net cash provided
    (used in) by operating activities:
    Non-cash expenses (income).........................        4,050     (1,280)       (100)        (23)            2,647
    Distributions received.............................          --         350         --          --                350
    Net Change in assets and liabilities...............        1,418     (7,226)        330         --             (5,478)
                                                          ----------  ----------  ---------   ---------        ----------
     Net cash provided by (used in) operating activities        (195)    (8,422)        473         --             (8,144)
                                                          ----------  ----------  ---------   ---------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment............           (3)      (467)        (69)        --               (539)
  Purchases of intangible assets.......................          --        (154)         (4)        --               (158)
  Dividend from joint venture..........................          960        --          --         (960)              --
                                                          ----------  ---------   ---------   ----------       ----------
     Net cash provided by (used in) investing activities         957       (621)        (73)       (960)             (697)
                                                          ----------  ----------  ----------  ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deferred offering costs..................          (56)       --          --          --                (56)
  Increase in capitalized loan fees....................         (519)       --          --          --               (519)
  Repayment of borrowings..............................          --      (6,555)        --          --             (6,555)
  Repayment of capital lease obligations...............          --      (1,166)        --          --             (1,166)
  Proceeds from borrowings.............................          --      16,705         --          --             16,705
  Distributions paid to minority interests ............          --         --       (1,800)        960              (840)
                                                          ----------  ---------   ----------  ---------        ----------
     Net cash provided by (used in) financing activities        (575)     8,984      (1,800)        960             7,569
                                                          ----------- ---------   ----------  ---------        ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......          187        (59)     (1,400)        --             (1,272)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........          (25)        79       3,663         --              3,717
                                                          ----------  ---------   ---------   ---------        ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............   $      162  $      20   $   2,263   $     --         $    2,445
                                                          ==========  =========   =========   =========        ==========

(6) COMMITMENTS AND CONTINGENCIES

     GAC EQUITY AGREEMENT-In the first quarter of 1998, Great American Country and the Company entered into an equity affiliate agreement with a multiple cable system operator ("MSO"). Pursuant to the terms of such agreement, the Company agreed to issue shares of Class A Common Stock to this MSO in return for this MSO delivering Great American Country's programming. The total number of shares of Class A Common Stock to be issued is based on the number of subscribers provided by the MSO. Based on the number of subscribers receiving Great American Country's programming as of June 30, 1999, the Company is currently required to issue a total of 109,071 shares of Common Stock. As of June 30, 1999, 101,124 shares of Class A Common Stock had been issued to this MSO.

     SATELLITE TRANSPONDER AND EARTH STATION AGREEMENTS- In the second quarter of 1999, the Company received notification from a party leasing three of the company's satellite transponder channels of its election to terminate the lease of such channels effective August 31, 1999. Also, effective in the second quarter of 1999, the Company entered into an agreement to lease a satellite transponder channel to a third party for the remaining life of the satellite, as well as to provide other uplinking and earth station services. The Company has obtained a guarantee from a shareholder of the lessee, which covers lease payments through May 15, 2000. There can be no assurance that the Company will receive the lease payments for the full term of this lease.

            JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(7) REPORTABLE SEGMENTS

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

                     REPORTED SEGMENT PROFIT OR LOSS,
                           AND SEGMENT ASSETS
           AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 1999:

                                                         Radio                      Satellite
                                                      Programming                 Delivery and
                                                          and        Television    Production
                                                    Representation   Programming     Support     Corporate        Total
                                                    ---------------  ------------ ------------- ------------   ------------
Revenue from external customers.....................  $  10,723,000  $ 12,642,000   $ 4,377,000 $        --    $ 27,742,000
Intersegment revenues...............................            --            --      1,737,000          --       1,737,000
Interest income.....................................        (41,000)      (54,000)          --      (428,000)      (523,000)
Interest expense....................................            --            --            --     6,281,000      6,281,000
Depreciation and amortization.......................      1,155,000       795,000     2,018,000        3,000      3,971,000
Equity in income of subsidiaries....................        (56,000)          --            --           --         (56,000)
Segment income (loss)...............................       (452,000)     (225,000)    1,697,000   (6,641,000)    (5,621,000)
Capital expenditures................................        182,000       132,000       128,000          --         442,000
Segment assets......................................     44,097,000    15,118,000    21,344,000   89,970,000    170,529,000

RECONCILIATIONS OF REPORTABLE SEGMENT REVENUE AND
   ASSETS:
REVENUES
Total revenues for reportable segments..............                                                           $ 29,479,000
Other revenues......................................                                                                   --
Elimination of intersegment revenues................                                                             (1,737,000)
                                                                                                               ------------

  Total consolidated revenues.......................                                                           $ 27,742,000
                                                                                                               ============

ASSETS
Total assets for reportable segments................                                                           $ 170,529,000
Elimination of investment in subsidiaries...........                                                             (65,408,000)
                                                                                                               -------------

  Total consolidated assets.........................                                                           $ 105,121,000
                                                                                                               =============

            JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                     REPORTED SEGMENT PROFIT OR LOSS,
                            AND SEGMENT ASSETS
             AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 1998:

                                                         Radio                      Satellite
                                                      Programming                  Delivery And
                                                          and        Television    Production
                                                    Representation   Programming     Support     Corporate       Total
                                                    ---------------  ------------  ------------- -----------   ------------
Revenue from external customers.....................  $   3,739,000  $  7,865,000   $  2,128,000  $       --   $ 13,732,000
Intersegment revenues...............................            --            --       1,985,000          --      1,985,000
Interest income.....................................         (2,000)      (91,000)           --        (6,000)      (99,000)
Interest expense....................................            --            --       1,900,000      740,000     2,640,000
Depreciation and amortization.......................        487,000       157,000      2,004,000        3,000     2,651,000
Equity in income of subsidiaries....................        (73,000)          --             --           --        (73,000)
Segment loss........................................     (1,537,000)     (421,000)    (2,110,000)  (1,595,000)   (5,663,000)
Capital expenditures................................        365,000       131,000         41,000        2,000       539,000
Segment assets......................................      6,594,000     7,183,000     23,638,000    4,677,000    42,092,000

RECONCILIATIONS OF REPORTABLE SEGMENT REVENUE AND
   ASSETS:
REVENUES
Total revenues for reportable segments..............                                                           $ 15,717,000
Other revenues......................................                                                                    --
Elimination of intersegment revenues................                                                             (1,985,000)
                                                                                                               ------------

  Total consolidated revenues.......................                                                           $ 13,732,000
                                                                                                               ============

ASSETS
Total assets for reportable segments................                                                           $ 42,092,000
Elimination of investment in subsidiaries...........                                                             (1,330,000)
                                                                                                               ------------

  Total consolidated assets.........................                                                           $ 40,762,000
                                                                                                               ============

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

RESULTS OF OPERATIONS

     The following table sets forth the amount of, and percentage relationship to total net revenues of, certain items included in the Company's historical unaudited consolidated statements of operations for the three and six months ended June 30, 1998 and 1999, respectively:

REPORTED RESULTS:

                                                  THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                 ----------------------------              ----------------------------
                                                   1998                 1999                 1998                1999
                                                 --------              ------              --------            --------
                                                       (IN THOUSANDS)                           (IN THOUSANDS)
REVENUES:
   Radio programming.....................  $  2,158       30%    $  3,906      26%    $  3,739      27%    $  6,865      25%
   Radio advertising representation......       --       --         2,282      15          --      --         3,858      14
   Television programming................     4,022       56        6,846      45        7,865      57       12,642      45
   Satellite delivery and production
     support.............................       971       14        2,203      14        2,128      16        4,377      16
                                           --------   ------     --------   -----     --------   -----     --------    ----
     Total revenues......................     7,151      100       15,237     100       13,732     100       27,742     100
                                           --------   ------     --------   -----     --------   -----     --------    ----
OPERATING EXPENSES:
   Radio programming.....................     1,885       26        2,663      17        3,490      25       5,161       18
   Radio advertising representation......       --       --           945       6          --      --        1,892        7
   Television programming................     3,177       44        5,324      35        6,667      49      10,339       37
   Satellite delivery and production
     support.............................     1,125       16        1,326       9        2,330      17       2,642       10
   Selling and marketing.................       953       13        1,396       9        1,747      13       2,757       10
   General and administrative............       920       14        2,264      15        2,092      15       4,346       16
                                           --------   ------     --------   -----     --------   -----   ---------   ------
     Total operating expenses............     8,060      113       13,918      91       16,326     119      27,137       98
                                           --------   ------     --------   -----     --------   -----   ----------  ------
OPERATING INCOME (LOSS)..................      (909)     (13)       1,319       9       (2,594)    (19)        605        2
                                           ---------  -------    --------   -----     ---------  ------  ----------  ------
OTHER EXPENSE............................     1,477       20        2,881      19        2,732      19       5,760       21
   INCOME  TAX  PROVISION  (BENEFIT)  AND
MINORITY INTERESTS.......................        76        1          396       3          337       3         466        1
                                           --------   ------     --------   -----     --------   -----   ---------   ------
NET LOSS.................................  $ (2,462)     (34%)   $ (1,958)    (13%)   $ (5,663)    (41%) $  (5,621)     (20%)
                                           ========   ======     ========   =====     ========   =====   =========   ======

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     TOTAL REVENUES--Total revenues increased $8.1 million, or 113%, from $7.1 million for the three months ended June 30, 1998 to $15.2 million for the three months ended June 30, 1999. This increase was due to strong growth in all of the Company's operations as well as the acquisition of MediaAmerica, Inc. ("MediaAmerica"). On July 10, 1998, the Company acquired substantially all the assets and assumed certain of the liabilities of MediaAmerica. MediaAmerica provides advertising sales representation services and also owned syndicated radio programming. As a result of the acquisition of MediaAmerica, the Company generated $2.3 million in radio advertising representation revenues for the three months ended June 30, 1999. The increase in television programming revenues was due to an increase in the number of subscribers receiving both Great American Country and Product Information Network, which resulted in increased advertising revenue. The increase in satellite delivery and production support revenue was due to new affiliate and third party transponder and earth station services agreements that the Company entered into in the third quarter of 1998 and the second quarter of 1999.

     RADIO PROGRAMMING REVENUES-- Radio programming revenues increased $1.7 million, or 81%, from $2.2 million for the three months ended June 30, 1998 to $3.9 million for the three months ended June 30, 1999, due primarily to an increase in radio advertising revenue. Sales of network radio advertising for the first six months of 1998 were adversely affected by the January 1998 entry of a significant competitor into the market, which added approximately 20% more network radio advertising inventory into the marketplace, thereby increasing competition for network radio advertising dollars. During late 1998, the

Company began to experience improved advertising rates and sellout conditions and these trends have continued into 1999. The advertising market has been strong, with approximately 37% more in gross network radio advertising booked as of late July 1999, as compared to the amount booked in the comparable period in the prior year. Gross network radio advertising includes advertising bookings for both the Company's owned radio programming as well as its advertising representation customers. The Company believes the effect of the entry of the significant competitor into network radio in early 1998 has been absorbed in the radio advertising market, and the Company has seen significant improvement in the radio segment's financial results. The Company continues to concentrate on its development of personality driven talk and other programs, which the Company believes will appeal to both advertisers on and listeners to the Company's radio programs and over the long-term, contribute to improved financial results.

     RADIO REPRESENTATION REVENUES--As a result of the acquisition of MediaAmerica, the Company generated radio representation revenue of $2.3 million for the three months ended June 30, 1999.

     TELEVISION PROGRAMMING REVENUES--Television programming revenues increased $2.8 million, or 70%, from $4.0 million for the three months ended June 30, 1998 to $6.8 million for the three months ended June 30, 1999, due primarily to an increase of $2.3 million in Product Information Network advertising revenues and an increase of $0.5 million in Great American Country advertising revenues. This increase was driven by higher advertising rates being charged for airtime as a result of an increase in the number of subscribers receiving the Product Information Network and Great American Country.

     SATELLITE DELIVERY AND PRODUCTION SUPPORT REVENUES--Satellite delivery and production support revenues increased $1.2 million, or 127%, from $1.0 million for the three months ended June 30, 1998 to $2.2 million for the three months ended June 30, 1999 due to (i) new third party agreements, which generated $0.9 million in revenues, that the Company entered into in the third quarter of 1998 and second quarter of 1999 to provide satellite transponder and earth station services and (ii) and an increase in $0.3 million in satellite delivery and production support fees charged to related parties. In the second quarter of 1999, the Company received notification from a party leasing three of the company's satellite transponder channels of its election to terminate the lease of such channels effective August 31, 1999. Also effective in the second quarter of 1999, the Company entered into an agreement to lease a satellite transponder channel to a third party for the remaining life of the satellite, as well as to provide other uplinking and earth station services. The Company has obtained a guarantee from a shareholder of the lessee, which covers lease payments through May 15, 2000. There can be no assurance that the Company will receive the lease payments for the full term of this lease.

     As a result of the sale of KTV's distribution assets in 1999, KTV will terminate its use of certain earth station services provided by the Company. The Company anticipates that the termination of these services will occur late in the fourth quarter of 1999. It is estimated that the Company's monthly loss of revenues as a result of this termination of services will be approximately $75,000.

     TOTAL OPERATING EXPENSES--Total operating expenses increased $5.8 million, or 73%, from $8.1 million for the three months ended June 30, 1998 to $13.9 million for the three months ended June 30, 1999. As a percentage of total revenues, total operating expenses decreased from 113% for the three months ended June 30, 1998 to 91% for the three months ended June 30, 1999.

     RADIO PROGRAMMING EXPENSES--Radio programming expenses increased $0.8 million, or 41%, from $1.9 million for the three months ended June 30, 1998 to $2.7 million for the three months ended June 30, 1999, due primarily to an increase in the number of syndicated radio programs offered by the Company as a result of the acquisition of MediaAmerica. As a percentage of radio programming revenues, radio programming expenses decreased from 87% for the three months ended June 30, 1998 to 68% for the three months ended June 30, 1999. The decrease in radio programming expenses as a percentage of radio programming revenues is due primarily to the increase in radio programming revenues resulting from improved advertising rates and sellout conditions in 1999. In addition, a significant portion of the Company's radio programming expenses is fixed costs.

     RADIO ADVERTISING REPRESENTATION EXPENSES--As the result of the acquisition of MediaAmerica, the Company incurred radio representation expenses of $0.9 million for the three months ended June 30, 1999. These expenses represent 41% of radio advertising representation revenues for the three months ended June 30,1999.

     TELEVISION PROGRAMMING EXPENSES--Television programming expenses increased $2.1 million, or 68%, from $3.2 million for the three months ended June 30, 1998 to $5.3 million for the three months ended June 30, 1999, due primarily to an increase in the amounts paid in the form of rebates to cable systems receiving the Product Information Network. For the three months ended June 30, 1998 and 1999, the PIN Venture made rebates of approximately 74% and 68%, respectively, of its net advertising revenues to these systems. As a percentage of television programming revenues, television programming expenses decreased from 79% for the three months ended June 30, 1998 to 78% for the three months ended June 30, 1999.

     As the result of the sale of KTV's distribution assets in June 1999, the Company will absorb all of the costs of JNS, which provided cable affiliate sales and certain marketing services to the Company and KTV. Beginning the fourth quarter of 1999, JNS will provide these services only to the Company. As result, management estimates its operating expenses will increase by approximately $70,000 per month beginning the fourth quarter of 1999.

     SATELLITE DELIVERY AND PRODUCTION SUPPORT EXPENSES--Satellite delivery and production support expenses increased $0.2 million, or 18%, from $1.1 million for the three months ended June 30, 1998 to $1.3 million for the three months ended June 30, 1999. The increase is due primarily to additional third party and affiliated party usage of the Company's uplinking and other earth station services. As a percentage of satellite delivery and production support revenues, satellite delivery and production support expenses decreased from 116% for the three months ended June 30, 1998 to 60% for the three months ended June 30, 1999. The decrease in satellite delivery and production expenses as a percentage of satellite delivery and production revenues is due primarily to the significant increase in satellite delivery and production support revenues resulting from the new satellite transponder and earth station services agreements that the Company entered into in the third quarter of 1998 and the second quarter of 1999. A significant portion of the costs of the Company's satellite transponder and production of support services is fixed. According, since the Company increased its utilization of the excess capacity on its Satcom C-3 transponder and related services, the percentage of satellite delivery and production support expenses in relation to the satellite delivery and production services revenues decreased.

     SELLING AND MARKETING EXPENSES--Selling and marketing expenses increased $0.4 million, or 46%, from $1.0 million for the three months ended June 30, 1998 to $1.4 million for the three months ended June 30, 1999. The increase is primarily a result of the acquisition of the assets of MediaAmerica. As a percentage of total revenues, selling and marketing expenses decreased from 13% for the three months ended June 30, 1998 to 9% for the three months ended June 30, 1999. Due to the increase in the Company's total revenues, selling and marketing expenses as a percentage of total revenues decreased.

     GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses increased $1.3 million, or 146%, from $0.9 million for the three months ended June 30, 1998 to $2.2 million for the three months ended June 30, 1999. The increase is due to (i) an increase of $0.5 million in amortization expenses related to the amortization of Great American Country cable programming distribution payments and goodwill from the acquisition of MediaAmerica (ii) an increase of $0.5 million due to the acquisition of MediaAmerica, (iii) an increase of $0.2 million in management and operational support expenses and (iv) an increase of $0.1 million in expenses related to the development of a e-commerce and Internet advertising sales business. As a percentage of total revenues, general and administrative expenses increased from 13% for the three months ended June 30, 1998 to 15% for the three months ended June 30, 1999.

     As a result of the transfer of a controlling interest in Jones Intercable from Jones International and its affiliates to Comcast Corporation in April 1999, Jones Intercable no longer shares in many of the administrative and related expenses which have historically been shared by the various entities affiliated with Mr. Jones, including the Company. Because Jones Intercable was the largest of such sharing entities, its exclusion from the allocation process has caused the Company, beginning in the second half of 1999, to incur increases in certain overhead and related costs, including rent, computer services, insurance, and personnel costs for accounting, legal, risk management and human resources services. As result, management estimates the operating expenses could increase by approximately $15,000 - $25,000 per month beginning the third quarter of 1999.

     TOTAL OTHER EXPENSE--Total other expense increased $1.4 million, or 95%, from $1.5 million for the three months ended June 30, 1998 to $2.9 million for the three months ended June 30, 1999. This increase is due primarily to (i) an increase of $2.9 million in interest expense related to the Notes and an increase of $0.2 million related to the amortization of the related debt offering costs. This increase was partially offset by a decrease of $1.3 million in interest expense from the prepayment of capital leases and other debt, an increase of $0.2 million in interest income earned on cash and cash equivalents and available for sale securities and a decrease of $0.2 million in other expenses.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     TOTAL REVENUES--Total revenues increased $14.0 million, or 102%, from $13.7 million for the six months ended June 30, 1998 to $27.7 million for the three months ended June 30, 1999. This increase was due to strong growth in all of the Company's operations as well as the acquisition of MediaAmerica. As a result of the acquisition of MediaAmerica, the Company generated $3.9 million in radio advertising representation revenues for the six months ended June 30, 1999. The increase in television programming revenues was due to an increase in the number of subscribers receiving both Great American Country and Product Information Network, resulting in increased advertising sales revenue. The increase in satellite delivery and production support revenue was due to new affiliate and third party satellite transponder and earth station services agreements that the Company entered into in the third quarter of 1998 and the second quarter of 1999.

        RADIO PROGRAMMING REVENUES-- Radio programming revenues increased $3.1 million, or 84%, from $3.8 million for the six months ended June 30, 1998 to $6.9 million for the six months ended June 30, 1999, due primarily to an increase in radio advertising revenue See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the three months ended June 30, 1998 and 1999.

     RADIO REPRESENTATION REVENUES--As a result of the acquisition of MediaAmerica, the Company generated radio representation revenue of $3.9 million for the six months ended June 30, 1999.

     TELEVISION PROGRAMMING REVENUES--Television programming revenues increased $4.8 million, or 61%, from $7.9 million for the six months ended June 30, 1998 to $12.7 million for the six months ended June 30, 1999, due primarily to: (i) an increase of $3.6 million in Product Information Network advertising revenues and an increase of $1.0 million in Great American Country advertising revenues due to higher advertising rates being charged for airtime as a result of an increase in the number of subscribers receiving the Product Information Network and Great American Country and (ii) an increase of $0.2 million in Great American Country affiliate fees due to an increase in the number of subscribers paying affiliate fees.

     SATELLITE DELIVERY AND PRODUCTION SUPPORT REVENUES--Satellite delivery and production support revenues increased $2.3 million, or 106%, from $2.1 million for the six months ended June 30, 1998 to $4.4 million for the six months ended June 30, 1999 due to (i) new third party agreements that the Company entered into in the second half of 1998 and second quarter of 1999 to provide satellite transponder and earth station services resulting in $1.8 million in revenues and
(ii) and an increase in $0.4 million in satellite delivery and production support fees charged to affiliated parties.

     TOTAL OPERATING EXPENSES--Total operating expenses increased $10.8 million, or 66%, from $16.3 million for the six months ended June 30, 1998 to $27.1 million for the six months ended June 30, 1999. As a percentage of total revenues, total operating expenses decreased from 119% for the six months ended June 30, 1998 to 98% for the six months ended June 30, 1999.

     RADIO PROGRAMMING EXPENSES--Radio programming expenses increased $1.7 million, or 48%, from $3.5 million for the six months ended June 30, 1998 to $5.2 million for the six months ended June 30, 1999, due primarily to an increase in the number of syndicated radio programs offered by the Company as a result of the acquisition of MediaAmerica. As a percentage of radio programming revenues, radio programming expenses decreased from 93% for the six months ended June 30, 1998 to 75% for the six months ended June 30, 1999. The decrease in radio programming expenses as a percentage of radio programming revenues is due primarily to the increase in radio programming revenues resulting from improved advertising rates and sellout conditions in 1999. In addition, a significant portion of the Company's radio programming expenses is fixed costs.

     RADIO ADVERTISING REPRESENTATION EXPENSES--As the result of the acquisition of MediaAmerica, the Company incurred radio representation expenses of $1.9 million for the six months ended June 30, 1999. These expenses represent 49% of radio advertising representation revenues for the six months ended June 30,1999.

     TELEVISION PROGRAMMING EXPENSES--Television programming expenses increased $3.7 million, or 55%, from $6.6 million for the six months ended June 30, 1998 to $10.3 million for the six months ended June 30, 1999, due primarily to an increase in the amounts paid in the form of rebates to cable systems receiving the Product Information Network. For the six months ended June 30, 1998 and 1999, the PIN Venture made rebates of approximately 74% and 74%, respectively, of its advertising revenues to these systems. As a percentage of television programming revenues, television programming expenses decreased from 85% for the six months ended June 30, 1998 to 82% for the six months ended June 30, 1999.

     SATELLITE DELIVERY AND PRODUCTION SUPPORT EXPENSES--Satellite delivery and production support expenses increased $0.3 million, or 13%, from $2.3 million for the six months ended June 30, 1998 to $2.6 million for the six months ended June 30, 1999. The increase is due primarily to additional third party and affiliate usage of the Company's uplinking and playback services. As a percentage of satellite delivery and production support revenues, satellite delivery and production support expenses decreased from 109% for the six months ended June 30, 1998 to 60% for the six months ended June 30, 1999. The decrease in satellite delivery and production expenses in relation to revenues is due primarily to the increase in satellite delivery and production support revenues resulting from the new satellite transponder and earth station services agreements that the Company entered into in the second half of 1998 and the second quarter of 1999. A significant portion of the costs of the Company's satellite transponder and production support services is fixed. Accordingly, as the Company increased its utilization of the excess capacity on its Satcom C-3 transponder and related services, the percentage of satellite delivery and production support expenses in relation to the satellite delivery and production services revenues decreased.

     SELLING AND MARKETING EXPENSES--Selling and marketing expenses increased $1.0 million, or 58%, from $1.8 million for the six months ended June 30, 1998 to $2.8 million for the six months ended June 30, 1999 due to (i) an increase of $1.0 million in selling and marketing expenses from the acquisition of the assets of MediaAmerica and (ii) and increase of $0.1 million in marketing expenses due to the increased marketing efforts undertaken to increase the distribution of Great American Country. The increase was partially offset by a decrease of $0.1 million in radio programming marketing expenses. As a percentage of total revenues, selling and marketing expenses decreased from 13% for the six months ended June 30, 1998 to 10% for the six months ended June 30, 1999. Due to the increase in the Company's total revenues, selling and marketing expenses as a percentage of total revenues decreased.

     GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses increased $2.3 million, or 108%, from $2.1 million for the six months ended June 30, 1998 to $4.4 million for the six months ended June 30, 1999. The increase is due to (i) an increase of $1.2 million due to the acquisition of MediaAmerica
(ii) an increase of $1.0 million in amortization expenses related to the amortization of Great American Country cable programming distribution payments and goodwill from the acquisition of MediaAmerica and (iii) an increase of $0.1 in expenses related to the development of an e-commerce and Internet advertising sales business. As a percentage of total revenues, general and administrative expenses increased from 15% for the six months ended June 30, 1998 to 16% for the six months ended June 30, 1999.

     TOTAL OTHER EXPENSE--Total other expense increased $3.0 million, or 111%, from $2.7 million for the six months ended June 30, 1998 to $5.7 million for the six months ended June 30, 1999. This increase is due primarily to (i) an increase of $5.9 million in interest expense related to the Notes and an increase of $0.3 million related to the amortization of the related debt offering costs. This increase was partially offset by a decrease of $2.6 million in interest expense from the prepayment of capital leases and other debt, an increase of $0.4 million in interest income earned on cash and cash equivalents and available for sale securities and a decrease of $0.2 million in other expenses.

LIQUIDITY AND CAPITAL RESOURCES


     The Company's ability to successfully implement its growth strategies is subject to the availability of cash generated from operations and equity and/or debt financing. The Company had cash, cash equivalents, and available for sale securities of $19.9 million as of June 30, 1999, including $4.7 million of cash escrowed in a reserve account to be used solely for payment of interest on the Notes and acquisitions. In July 1999, the remaining cash balance in the reserve account was used for the payment of interest on the Notes. There can be no assurance that the Company will have sufficient cash flow from operations after debt service to support its growth strategies. In addition, there can be no assurance that the capital resources necessary to accomplish the Company's growth strategies over the long term will be available, or if available, will be on terms and conditions acceptable to the Company.

     Since its inception, the Company has incurred net losses primarily as a result of expenses associated with developing and launching its programming networks. For the six months ended June 30, 1999, the Company incurred a net loss of ($5.7) million. Net cash used in operating activities for the six months ended June 30, 1999 was ($0.6) million compared with net cash used in operations of ($8.1) million for the six months ended June 30, 1998. Net cash used in operating activities for the six months ended June 30, 1998 included the net repayment of $4.1 million of advances from Jones International.

     For the six months ended June 30, 1999, the Company did not have any financing activities.

     The Company's investing activities in the first six months of 1999 totaled $6.1 million and consisted of (i) $3.2 million for the purchase of available for sale securities, (ii) $2.1 million of cable programming distribution agreement payments for Great American Country, (iii) $0.4 million of capital expenditures and (iv) $0.4 million of purchases of programming and other intangible assets. Total capital expenditures for the balance of 1999 are estimated to be approximately $0.4 million, which will be used primarily to purchase equipment for the upgrades of certain radio programming studios and to purchase satellite receivers. Total cable programming distribution agreement payments for Great American Country for the balance of 1999 are estimated to be $6.0 million to $6.5 million.

     The Company has received advances and loans from Jones International and related companies to fund its operating and investing activities in the past. Outstanding advances from Jones International and related parties at June 30, 1999 were approximately $0.8 million. In the first quarter of 1999, Jones International elected to pay the income tax benefit receivable of approximately $1.3 million through a reduction of the intercompany balance between the Company and Jones International. The remaining intercompany balance was subsequently reimbursed to Jones International in April 1999. In the normal course of business, Jones International (1) remits funds on behalf of the Company to third parties and affiliates in payment for products and services purchased by the Company, and (2) receives funds on behalf of the Company in payment for products and services provided by the Company. Starting in April 1999, these amounts are reimbursed from or to Jones International on a monthly basis.

     As a result of the transfer of a controlling interest in Jones Intercable from Jones International and its affiliates to Comcast Corporation in April 1999, Jones Intercable no longer shares in many of the administrative and related expenses which have historically been shared by the various entities affiliated with Mr. Jones, including the Company. Because Jones Intercable was the largest of such sharing entities, its exclusion from the allocation process has caused the Company, beginning in the second half of 1999, to incur increases in certain overhead and related costs, including rent, computer services, insurance, and personnel costs for accounting, legal, risk management and human resources services. As result, management estimates the operating expenses could increase by approximately $15,000 - $25,000 per month beginning the third quarter of 1999.

     In addition, as the result of the sale of KTV's distribution assets in June 1999, the Company will absorb all of the costs of JNS, which provided cable affiliate sales and certain marketing services to the Company and KTV. Beginning the fourth quarter of 1999, JNS will provide these services only to the Company. As result, management estimates its operating expenses will increase by approximately $70,000 per month beginning the fourth quarter of 1999. Further, KTV will discontinue the use of certain earth station services provide by the Company beginning in the fourth quarter of 1999. It is estimated that the Company's loss of revenue as result of the termination of these services to KTV will be approximately $75,000 per month.

     While Management has taken certain steps and will take additional steps to mitigate the impact of these divestitures, there will be no assurance that the company will be able to reduce the level of these costs.

     The Company depends, and will continue to depend, significantly upon the earnings and cash flows of, and dividends and distributions from, its subsidiaries to pay its expenses, meet its obligations and pay interest and principal on the Notes and its other indebtedness. While the terms of the Company's joint ventures (including the PIN Venture) generally require the mutual consent of the Company and its joint venture partners to distribute or advance funds to the Company, there are no significant contractual restrictions on distributions from each of the Subsidiary Guarantors (as defined in the Indenture) to the Company. Management believes that its cash balances, available for sale securities and operating cash flow, including the cash flows of, and dividends and distributions from its subsidiaries, will be sufficient to fund the Company's cash flow requirements at least through 1999.

     On July 29, 1999, the Company entered into a $20 million revolving credit facility with a commercial bank. In order to allow the Company to obtain more favorable revolving credit facility terms, Jones International has guaranteed the loan and provided certain collateral as security for the guaranty. The revolving credit facility bears interest either at the commercial bank's prime rate minus two percent or a fixed rate (which is approximately equal to LIBOR) plus one half of one percent. The current interest rate is 5.875% per annum and the revolving credit facility will be due and payable on June 30, 2000, unless extended. In the event that the loan is not repaid by such date, and if the Company has not raised sufficient equity funds to repay the loan, Jones International has agreed to provide the necessary equity funds to the Company to repay the loan.

     On August 2, 1999, the Company acquired certain radio programming assets from Broadcast Electronics, Inc., a Rhode Island corporation, and its sole shareholder BEI Holding Corporation, a Delaware corporation (collectively, "BEI") for $20 million plus an estimated closing adjustments of approximately $860,000, payable in cash. The Company financed the acquisition by using $20 million of borrowings from its revolving credit facility and $860,000 from available cash balances. The closing adjustments are subject to final working capital adjustments within 120 days from August 2, 1999. BEI's radio programming business was conducted through its Broadcast Programming Division ("BP "), which included the following programs: Delilah, Neon Nights with Lia Knight and TotalRadio music format services (the "BP Acquisition").

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

     The Y2K Office is currently implementing the steps needed to address the Year 2000 problem based upon its set priorities and is testing the implemented solutions. The Y2K Office's schedule for implementing and testing its Year 2000 solutions for systems that have been determined to be first priority for the Company is as follows:

                                                                    EXPECTED
PROJECT                          DESCRIPTION                    COMPLETION DATE
-------                          -----------                    ---------------
     Financials             Y2K testing completed
                            Contingency planning                       3Q99

     Unix Hardware          Y2K Upgrade/testing completed
                            Y2K contingency planning                   3Q99

     LAN/WAN                Remediation/testing completed
                            Contingency planning                       3Q99

     Telephony Systems      Y2K testing completed
                            Contingency planning                       3Q99

     GAC/PIN                Y2K testing completed
                            Contingency planning                       3Q99

     Radio                  Y2K testing                                3Q99
                            Contingency planning                       3Q99

     Uplink                 Y2K testing completed
                            Contingency planning                       3Q99

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

        Jones International, the Company's Parent, has contacted key vendors of business application and operating software to determine the compliance of their software. Several key information systems, including the primary financial software applications, have been tested and have been determined to be Year 2000 compliant. Additionally, an inventory has been conducted at the Jones International data center and the Company's Uplink facilities for all operational support systems and at the corporate office for all desktop computer hardware and software to ensure all business application and operating software is identified. The focus during the 3rd quarter 1999 will be on contingency planning.

      The Company has not incurred any material Year 2000 costs to date. Management does not have an estimate for future Year 2000 project costs; however, management expects future Year 2000 costs that may be incurred will not have a material adverse effect on its financial condition and results of operations.

      The Company has not finalized contingency plans in the event that systems are not Year 2000 compliant. In the event the Company fails to finalize its contingency plans, which is not expected, the Company may not resolve its Year 2000 issues, if any, in a timely and efficient manner. This could heighten the risk that the Year 2000 problem may have a material adverse effect on the Company's financial condition and results of operations.

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

     Approximately $0.8 million of the Company's current liabilities is subject to changes in interest rates; however, the Company does not use derivatives to manage this risk. This exposure is linked primarily to the prime rate. The Company believes that a moderate change in the prime rate would not materially affect operating results of financial condition of the Company.

                    ITEM 5: OTHER MATERIALLY IMPORTANT EVENTS

     None


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

     None

     b)   Reports on Form 8-K

     None

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     JONES INTERNATIONAL NETWORKS, LTD.

     By:


     -------------------------------------------
              Jay B. Lewis
              Group Vice President/Finance
              (Principal Financial Officer)

     Dated:  August 12, 1999