Form 10-Q
period 1999-09-30
JONES INTERNATIONAL NETWORKS LTD /CO/
filed 1999-11-12
CIK 1067465

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 1999.

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

                                     INDEX

                                                                                    Page
                                                                                    ----
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

     Jones International Networks, Ltd.:
        Unaudited Consolidated Statements of Financial Position
          as of December 31, 1998 and September 30, 1999 .........................   2

        Unaudited Consolidated Statements of Operations
            for the Three and Nine Months Ended September 30, 1998 and 1999 ......   4

        Unaudited Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 1998 and 1999 ..................   5

        Notes to Unaudited Consolidated Financial Statements......................   6

   Item 2. Management's Discussion and Analysis
     of Financial Condition and Results of Operations ............................  17

PART II. OTHER INFORMATION

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.............  27
   Item 5. Other Materially Important Events......................................  27
   Item 6. Exhibits and Reports on Form 8-K.......................................  27


                JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                       ASSETS

                                                                        DECEMBER 31,   SEPTEMBER 30,
                                                                            1998           1999
                                                                        ------------   -------------
CURRENT ASSETS:
Cash and cash equivalents...........................................    $ 10,654,013   $   12,664,196
Restricted cash.....................................................      10,000,000                -
Available for sale securities.......................................       2,768,646        4,416,120
Accounts receivable, net of allowance for doubtful accounts of
   $897,487 and $1,071,699, respectively............................      11,835,108       12,162,171
Receivables from affiliates.........................................         238,777          571,618
Prepaid expenses....................................................         255,723          287,681
Deferred commissions, current.......................................         221,973          244,297
Other current assets................................................         178,322          180,344
                                                                        ------------   --------------
     Total current assets...........................................      36,152,562       30,526,427
                                                                        ------------   --------------

PROPERTY, PLANT AND EQUIPMENT:
Land ...............................................................       1,395,592        1,395,592
Building............................................................       2,321,463        2,321,463
Satellite transponders..............................................      35,680,188       35,680,188
Furniture, fixtures and equipment...................................      12,442,773       13,456,264
Leasehold improvements..............................................         738,838          783,080
                                                                      --------------   --------------
     Total property, plant and equipment............................      52,578,854       53,636,587
Less accumulated depreciation and amortization......................     (25,681,974)     (29,549,319)
                                                                      --------------   ---------------
     Net property, plant and equipment..............................      26,896,880       24,087,268
                                                                      --------------   --------------

OTHER ASSETS:
Goodwill, net of accumulated amortization of
   $719,588 and $1,472,937, respectively............................      32,397,394       41,257,043
Other intangible assets, net of accumulated amortization of
   $1,030,391 and $1,641,268, respectively..........................       1,914,043       11,551,541
Cable programming distribution agreements, net of
   accumulated amortization of $326,969 and $1,250,636, respectively       4,355,170        9,726,963
Investment in programming, net of accumulated amortization of
   $177,777 and $521,670, respectively..............................       2,379,402        2,317,431
Investment in affiliates............................................         202,942          288,388
Income tax benefit receivable from Jones International, Ltd. (Note 2)      1,338,402                -
Deferred commissions, long-term ....................................         390,336          381,696
Debt offering costs, net of accumulated amortization of
   $245,700 and $801,065, respectively..............................       4,526,428        4,297,711
Other assets........................................................         340,475          359,037
                                                                        ------------   --------------
     Total other assets.............................................      47,844,592       70,179,810
                                                                        ------------   --------------

     Total assets...................................................    $110,894,034   $  124,793,505
                                                                        ============   ==============


              The accompanying notes to these unaudited consolidated
                financial statements are an integral part of these
                  unaudited consolidated financial statements.

                JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                        LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                    DECEMBER 31,     SEPTEMBER 30,
                                                                        1998             1999
                                                                    ------------     -------------
CURRENT LIABILITIES:
Accounts payable--trade..........................................   $   2,796,389    $   4,593,583
Producers' fees payable..........................................       5,922,471        5,339,999
Cable programming distribution payments payable..................       1,617,815        4,152,402
Accrued liabilities..............................................       2,047,233        2,050,358
Accounts payable--Jones International, Ltd.......................       1,377,731          307,588
Interest payable.................................................       5,581,250        2,937,500
Deferred revenues................................................         752,263        1,537,059
Other current liabilities........................................           9,938            7,777
                                                                    -------------    -------------
     Total current liabilities...................................      20,105,090       20,926,266
                                                                    -------------    -------------

LONG-TERM LIABILITIES:
Customer deposits and deferred revenues..........................         340,842          522,185
Senior secured notes.............................................     100,000,000      100,000,000
                                                                    -------------    -------------
     Total long-term liabilities.................................     100,340,842      100,522,185
                                                                    -------------    -------------

MINORITY INTERESTS IN
   CONSOLIDATED SUBSIDIARIES.....................................         567,283        1,178,034
                                                                    -------------    -------------

COMMITMENTS AND CONTINGENCIES (Note 5)

COMMON STOCK SUBJECT TO PUT, Class A Common Stock, $.01 par
   value: 101,124 shares issued and outstanding, respectively....       1,213,488        1,213,488
                                                                    -------------    -------------

SHAREHOLDERS' DEFICIT:
Series A Preferred Equity, $.01 par value: 1,918,000 shares
authorized; 1,608,000 shares issued and outstanding (Note 5).....               -       20,100,000
Class A Common Stock, $.01 par value: 50,000,000 shares
  authorized; 4,202,006 and 4,213,875 shares issued and
  outstanding, respectively......................................          42,020           42,139
Class B Common Stock, $.01 par value: 1,785,120 shares
   authorized, issued and outstanding............................          17,851           17,851
Additional paid-in capital.......................................      27,446,955       27,589,264
Accumulated other comprehensive income (loss)....................           8,456          (17,907)
Accumulated deficit..............................................     (38,847,951)     (46,777,815)
                                                                    -------------    -------------
     Total shareholders' deficit.................................     (11,332,669)         953,532
                                                                    -------------    -------------
     Total liabilities and shareholders' deficit.................   $ 110,894,034    $ 124,793,505
                                                                    =============    =============


          The accompanying notes to these unaudited consolidated
       financial statements are an integral part of these unaudited consolidated financial statements.

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                   1998            1999            1998            1999
                                                                -----------    -----------     -----------    -----------
REVENUES:
  Radio programming...........................................  $ 2,883,794    $ 5,487,953     $ 6,622,987    $ 12,352,945
  Radio advertising representation............................    2,362,091      2,597,381       2,362,091       6,454,967
  Television programming:
    Non-affiliated entities...................................    3,868,134      6,552,847      11,168,280      18,785,560
    Affiliated entities (Note 2)..............................      259,110         33,449         823,526         443,317
                                                                -----------    -----------     -----------    ------------
      Total television programming............................    4,127,244      6,586,296      11,991,806      19,228,877
  Satellite delivery and production support:
    Non-affiliated entities...................................      678,193        966,000         678,193       2,789,000
    Affiliated entities (Note 2)..............................    1,103,440      1,224,455       3,309,854       3,778,245
                                                                -----------    -----------     -----------    ------------
      Total satellite delivery and production support.........    1,781,633      2,190,455       3,988,047       6,567,245
                                                                -----------    -----------     -----------    ------------
      Total revenues..........................................   11,154,762     16,862,085      24,964,931      44,604,034
                                                                -----------    -----------     -----------    ------------
OPERATING EXPENSES:
  Radio programming...........................................    2,130,887      2,937,175       5,468,660       8,097,865
  Radio advertising representation............................      481,914        884,023         481,914       2,776,242
  Television programming:
    Non-affiliated entities...................................    2,181,851      4,366,639       5,675,572      12,063,341
    Affiliated entities (Note 2)..............................    1,491,198      1,032,727       4,742,764       3,674,566
                                                                -----------    -----------     -----------    ------------
      Total television programming............................    3,673,049      5,399,366      10,418,336      15,737,907
  Satellite delivery and production support (Note 2)..........    1,309,405      1,278,977       3,790,908       3,920,801
  Selling and marketing.......................................    1,325,074      2,014,821       3,072,305       4,772,209
  General and administrative (Note 2).........................    1,959,673      2,965,419       4,052,370       7,311,824
                                                                -----------    -----------     -----------    ------------
      Total operating expenses................................   10,880,002     15,479,781      27,284,493      42,616,848
                                                                -----------    -----------     -----------    ------------
OPERATING INCOME (LOSS).......................................      274,760      1,382,304      (2,319,562)      1,987,186
                                                                -----------    -----------     -----------    ------------
OTHER (INCOME) EXPENSE:
  Interest expense (Note 2)...................................    3,166,559      3,325,536       5,806,819       9,606,566
  Interest income.............................................     (338,572)      (202,473)       (437,597)       (725,707)
  Equity in loss (income) of affiliates.......................       72,664        (29,443)           (337)        (85,446)
  Other expense...............................................      663,198         40,843         926,963          99,345
                                                                -----------    -----------     -----------    ------------
      Total other expense, net................................    3,563,849      3,134,463       6,295,848       8,894,758
                                                                -----------    -----------     -----------    ------------
LOSS BEFORE INCOME TAXES
  AND MINORITY INTERESTS......................................   (3,289,089)    (1,752,159)     (8,615,410)     (6,907,572)
    Income tax provision (benefit)............................     (252,625)       391,617          14,950         411,541
                                                                -----------    -----------     -----------    ------------
LOSS BEFORE MINORITY INTERESTS................................   (3,036,464)    (2,143,776)     (8,630,360)     (7,319,113)
  Minority interests in net income (loss)
    of consolidated subsidiaries..............................      (31,752)       165,001          37,225         610,751
                                                                -----------    -----------     -----------    ------------
NET LOSS......................................................  $(3,004,712)   $(2,308,777)    $(8,667,585)   $ (7,929,864)
                                                                -----------    -----------     -----------    ------------
ADJUSTMENTS TO ARRIVE AT COMPREHENSIVE LOSS...................      (16,898)        (4,495)        (16,898)         26,363
                                                                -----------    -----------     -----------    ------------
COMPREHENSIVE LOSS............................................  $(2,987,814)   $(2,304,282)    $(8,650,687)   $ (7,956,227)
                                                                ===========    ===========     ===========    ============
LOSS PER COMMON  SHARE (Note 3)...............................  $      (.57)   $     (0.38)    $     (1.75)   $      (1.30)
                                                                ===========    ===========     ===========    ============
LOSS PER COMMON SHARE--assuming dilution (Note 3).............  $      (.57)   $     (0.38)    $     (1.75)   $      (1.31)
                                                                ===========    ===========     ===========    ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING.................................................    5,317,182      6,100,119       4,949,776       6,094,844
                                                                ===========    ===========     ===========    ============

          The accompanying notes to these unaudited consolidated financial statements are an integral part of these unaudited consolidated financial statements.

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      FOR THE NINE MONTHS
                                                                                       ENDED SEPTEMBER 30
                                                                                ------------------------------
                                                                                    1998              1999
                                                                                -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................................     $  (8,667,585)    $ (7,929,864)
  Adjustment to reconcile net loss to net cash provided by (used in)
   operating activities:
    Depreciation and amortization..........................................         4,364,225        6,499,131
    Amortization of debt offering costs....................................           120,050          555,365
    Equity in income of affiliates.........................................              (337)         (85,446)
    Distributions received.................................................           350,000                -
    Write-off of capitalized loan fees.....................................           569,647                -
    Minority interest in net income........................................            37,225          610,751
    Loss on sale of equipment..............................................             2,145                -
    Net change in assets and liabilities:
     Decrease (increase) in receivables....................................        (2,861,984)       1,425,349
     Increase in receivables from affiliates...............................          (223,433)        (332,841)
     Decrease in prepaid expenses and other current assets.................           331,386          104,604
     Decrease in deferred commissions......................................            (2,639)         (13,684)
     Decrease in tax benefit receivable from Jones International, Ltd......                 -        1,338,402
     Increase in other assets..............................................          (303,856)        (345,210)
     Increase in accounts payable..........................................         1,484,306        1,797,194
     Increase (decrease) in producers' fees payable........................         1,637,321         (582,472)
     Decrease in accounts payable to Jones International, Ltd..............        (7,294,948)      (1,070,143)
     Increase (decrease) in accrued interest...............................         2,590,131       (2,643,750)
     Increase in deferred revenues.........................................           578,885          784,796
     Decrease in accrued and other liabilities.............................          (455,220)        (939,302)
     Increase in customer deposits.........................................           207,479           49,910
                                                                                -------------     ------------
      Net cash used in operating activities................................        (7,537,202)        (777,210)
                                                                                -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment................................        (1,915,756)        (587,612)
  Restricted cash..........................................................       (10,000,000)               -
  Sale of property, plant, and equipment...................................            43,196                -
  Purchase of available for sale securities................................        (2,164,122)      (1,673,837)
  Cable programming distribution agreement payments........................        (1,129,444)      (3,760,873)
  Purchase of MediaAmerica, Inc............................................       (26,700,000)               -
  Purchase of Broadcast Programming assets (Note 4)........................                 -      (20,860,131)
  Purchases of programming and other intangible assets.....................          (199,719)        (430,154)
                                                                                -------------     ------------
     Net cash used in investing activities.................................       (42,065,845)     (27,312,607)
                                                                                -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in debt offering costs..........................................        (4,710,149)               -
  Increase in capitalized loan fees........................................          (519,646)               -
  Repayment of borrowings..................................................        (6,554,500)               -
  Repayment of capital lease obligations...................................       (28,757,208)               -
  Proceeds from borrowings.................................................       100,000,000                -
  Proceeds from issuance of Series A Preferred equity (Note 5).............                 -       20,100,000
  Distributions paid to minority interests.................................        (1,073,410)               -
                                                                                -------------     ------------
     Net cash provided by financing activities.............................        58,385,087       20,100,000
                                                                                -------------     ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................         8,782,040       (7,989,817)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................         3,717,169       20,654,013
                                                                                -------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................     $  12,499,209     $ 12,664,196
                                                                                -------------     ------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid............................................................     $   3,216,688     $ 11,456,250
                                                                                -------------     ------------
  Income taxes paid........................................................     $      37,225     $    411,541
                                                                                -------------     ------------
SUPPLEMENTAL NON-CASH DISCLOSURES
  Conversion of Jones Global Group Note to Class A Common Stock............     $  10,000,000     $          -
                                                                                =============     ============
  Issuance of Class A Common Stock of GAC equity agreements................     $   1,213,418     $    142,428
                                                                                -------------     ------------
  Issuance of Class A Common Stock for the acquisition of Media America, Inc.   $   8,129,550     $          -
                                                                                =============     ============


          The accompanying notes to these unaudited consolidated
       financial statements are an integral part of these unaudited consolidated financial statements.

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This Form 10-Q is being filed by Jones International Networks, Ltd. and its subsidiaries (collectively the "Company"). The accompanying consolidated statements of financial position as of December 31, 1998 and September 30, 1999, the consolidated statements of operations for the three and nine months ended September 30, 1998 and 1999, and the statements of cash flows for the nine months ended September 30, 1998 and 1999, are unaudited. This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the consolidated statements of financial position, consolidated statements of operations and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of results for these interim periods. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the entire year, or for any other interim period.

     AVAILABLE FOR SALE SECURITIES AND COMPREHENSIVE LOSS--Available for sale marketable securities are carried at fair value, with unrealized holding gains and losses (comprehensive income or losses) carried as a separate component of shareholders' deficit. The cost of securities sold is determined using the first-in, first-out method. At September 30, 1999, the Company held marketable securities available for sale with an aggregate cost of $4.4 million and a net unrealized loss of approximately $18,000.

     USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATION--Certain prior period amounts have been reclassified to conform to the current year presentation.

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

     TELEVISION PROGRAMMING REVENUES--The Company earns up to a three percent commission on the sale of airtime for informational programming on Knowledge TV, Inc. ("KTV"). As a result of the sale of KTV's distribution assets, KTV terminated its use of this service as of September 1999. The unaffiliated purchaser of KTV's distribution assets has entered into an agreement with the Company to sell airtime for the fourth quarter of 1999. For the three months ended September 30, 1998 and 1999, KTV paid total commissions to the Company of approximately $39,000 and $33,000, respectively, for this service. For the nine months ended September 30, 1998 and 1999, KTV paid total commissions to the Company of approximately $135,000 and $121,000, respectively, for this service.

     The Company distributes Great American Country to certain cable television systems owned or managed by Jones Intercable, Inc. ("Jones Intercable"). Effective April 7, 1999, Jones Intercable is no longer an affiliate of the Company due to the sale of Mr. Jones' interest in Intercable. Jones Intercable, through its new unaffiliated parent, has continued to pay the Company programming license fees subsequent to the sale of Mr. Jones' interest in Jones Intercable. For the three months ended September 30, 1998, Jones Intercable (and its affiliated partnerships) paid total affiliate license fees to the Company of approximately $221,000 for this programming service. For the nine months ended September 30, 1998, Jones Intercable (and its affiliated partnerships) paid total affiliate license fees to the Company of approximately $688,000

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

for this programming service. From January 1, 1999 to April 7, 1999, Jones Intercable and its affiliated partnerships paid total affiliated fees to the Company of approximately $322,000 for this programming service.

     SATELLITE DELIVERY AND PRODUCTION SUPPORT REVENUES--Jones Earth Segment, Inc. ("Earth Segment"), a subsidiary of the Company, provides playback, editing, duplication, trafficking and uplinking services to its cable programming network affiliates including KTV as well as to a third party. As a result of the sale of KTV's distribution assets in 1999, KTV will terminate its use of certain earth station services provided by Earth Segment. It is estimated that the termination of these services will occur early in the first quarter of 2000. Earth Segment charges affiliates for its services using rates which are calculated to achieve a specified rate of return on investment to Earth Segment. For the three months ended September 30, 1998 and 1999, Jones International and its affiliates paid satellite delivery and production support charges to Earth Segment of approximately $595,000 and $696,000, respectively. For the nine months ended September 30, 1998 and 1999, Jones International and its affiliates paid satellite delivery and production support charges to Earth Segment of approximately $2,013,000 and $2,197,000, respectively.

     In addition, Jones Space Holdings, Inc. ("Space Holdings"), a subsidiary of the Company, leases two digitally compressed channels on a non-preemptible satellite transponder to Jones International and its affiliates. For the three months ended September 30, 1998 and 1999, Jones International and its affiliates paid satellite delivery charges to Space Holdings of approximately $352,000 and $369,000, respectively. For the nine months ended September 30, 1998 and 1999, Jones International and its affiliates paid satellite delivery charges to Space Holdings of approximately $822,000 and $1,106,000.

     Also, Jones Galactic Radio ("Galactic Radio"), a subsidiary of the Company, has a satellite transponder lease agreement with Jones Satellite Holdings ("Satellite Holdings"), a subsidiary of KTV, and in turn subleases the audio subcarriers on this satellite transponder to Superaudio, a cable audio format provider, which is a 50% owned joint venture. For each of the three months ended September 30, 1998 and 1999, Superaudio paid approximately $158,000 for this service. For each of the nine months ended September 30, 1999 and 1999, Superaudio paid approximately $474,000 for this service (see "Satellite Delivery and Production Support Expenses").

     TELEVISION PROGRAMMING EXPENSES--The Product Information Network Venture ("PIN Venture") pays a significant portion of the revenues generated by its infomercial programming in the form of system rebates to all cable systems which enter into agreements to air such programming. For the three months ended September 30, 1998, the PIN Venture paid Jones Intercable (and its affiliated partnerships), Cox Communications and Adelphia Communications approximately $1,244,000 for system rebates. For the nine months ended September 30, 1998, the PIN Venture paid Jones Intercable (and its affiliated partnerships), Cox Communications and Adelphia Communications approximately $4,063,000 for system rebates. Effective December 31, 1998, the Company acquired the remaining Adelphia Communications equity interest in the PIN Venture in exchange for 12,416 shares of the Company's Class A Common Stock. As a result, Adelphia Communications is no longer an affiliated party to the PIN Venture as of January 1, 1999. Effective April 7, 1999 Jones Intercable is no longer an affiliate of the Company due to the sale of Mr. Jones' interest in Jones Intercable. The PIN Venture has continued to pay rebates to Jones Intercable (and its affiliated partnerships) and Adelphia Communications subsequent to the change in the ownership structures. For the three months ended September 30, 1999, the PIN Venture paid Cox Communications approximately $715,000 for system rebates. From January 1, 1999 to April 7, 1999, the PIN Venture paid Jones Intercable (and its affiliated partnerships) approximately $417,000 for system rebates. For the nine months ended September 30, 1999, the PIN Venture paid Cox Communications approximately $2,237,000 for system rebates.

     Jones Network Sales ("JNS"), a wholly owned subsidiary of Jones International, provides affiliate sales and certain marketing services to the Company. As a result of the sale of KTV's distribution assets in 1999, KTV will terminate its use of JNS services in the fourth quarter of 1999, after which the Company will incur substantially all operating costs of JNS. For the three months ended September 30, 1998 and 1999, the Company paid JNS approximately $247,000 and $318,000, respectively, for these services. For the nine months ended September 30, 1998 and 1999, the Company paid JNS approximately $680,000 and $1,020,000, respectively, for these services.

     SATELLITE DELIVERY AND PRODUCTION SUPPORT EXPENSES--Galactic Radio has a transponder lease agreement with Satellite Holdings for the use of the sub-carriers on a non-preemptible satellite transponder. This agreement allows Galactic Radio to use a portion of the transponder to distribute Superaudio audio programming. Galactic Radio agreed to pay Satellite Holdings approximately $58,000 per month. This agreement will expire May 2004. For each of the three months ended September 30,

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1998 and 1999, Galactic Radio paid Satellite Holdings approximately $174,000 for this service. For each of the nine months ended September 30, 1998 and 1999, Galactic Radio paid Satellite Holdings approximately $522,000 for this service. Satellite Holdings has the right to terminate the license agreement at any time upon 30 days written notice to Galactic Radio. Management anticipates Satellite Holdings will exercise the right to terminate this license agreement in early 2000 due to the sale of KTV's distribution assets. At this time, Management has not secured a suitable satellite transponder to replace the Satellite Holdings transponder currently carrying the Superaudio service. There can be no assurance that suitable satellite transponder capacity on acceptable terms will be secured prior to or after Satellite Holdings exercises its right to terminate its transponder agreement with Superaudio. In the event suitable satellite transponder capacity cannot be secured on acceptable terms, Superaudio's ability to distribute its programming will be severely adversely impacted.

     GENERAL AND ADMINISTRATIVE EXPENSES--The Company subleases office space in Englewood, Colorado from affiliates of Jones International. Rent and associated expenses are allocated to the Company based on the amount of square footage it occupies. For the three months ended September 30, 1998 and 1999, the Company paid these affiliates approximately $37,000 and $74,000, respectively, for rent and associated expenses. For the nine months ended September, 1998 and 1999, the Company paid these affiliates approximately $111,000 and $144,000, respectively, for rent and associated expenses.

     An affiliate of Jones International provides computer hardware and software support services to the Company. For the three months ended September 30, 1998 and 1999, the Company paid the affiliate approximately $176,000 and $165,000, respectively, for such services. For the nine months ended September 30, 1998 and 1999, the Company paid the affiliate approximately $506,000 and $575,000, respectively, for such services.

     The Company and its consolidated subsidiaries reimburse Jones International and its affiliates for certain allocated administrative expenses. These expenses generally consist of salaries and related benefits of legal, risk management and human resources service personnel. Allocations of personnel costs are generally based on actual time spent by affiliated associates with respect to the Company. For the three months ended September 30, 1998 and 1999, the Company paid Jones International and its affiliates approximately $291,000 and $224,000, respectively, for these administrative expenses. For the nine months ended September 30, 1998 and 1999, the Company paid Jones International and its affiliates approximately $833,000 and $770,000, respectively, for these administrative expenses.

     To assist funding its operating and investing activities, the Company had historically borrowed funds from Jones International. Jones International's interest rate was calculated using the published prime rate plus two percent. Jones International charged interest on its advances to the Company at rates of approximately 10 percent per annum for the three and nine months ended September 30, 1998 and 1999. For the three months ended September 30, 1998 and 1999, the Company paid Jones International interest of approximately $108,000 and $ 0, respectively. For the nine months ended September 30, 1998 and 1999, the Company paid Jones International interest of approximately $436,000 and $38,000, respectively.

     Prior to April 2, 1997, The Company joined in filing a consolidated tax return with Jones International under the terms of a tax allocation agreement which was terminated subsequent to April 2, 1997. Pursuant to the terms of the tax allocation agreement, tax benefits were allocated to the Company based on its pro rata contribution of taxable loss to Jones International's taxable loss. In 1997 and 1998, Jones International elected to defer the payments of the tax benefits due to the Company pursuant to the terms of the tax allocation agreement. In the first quarter of 1999, Jones International elected to make a $1,335,000 million payment of tax benefits through a reduction of the intercompany balance between the Company and Jones International. The remaining intercompany balance was subsequently reimbursed to Jones International in April 1999.

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

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(3) LOSS PER COMMON SHARE

     Basic loss per common share is computed by dividing net loss by the weighted average number of common shares (Class A and Class B) outstanding during the respective period. Diluted loss per common share is equal to basic loss per common share as all potentially dilutive securities are anti-dilutive.

(4) ACQUISITION OF BROADCAST PROGRAMMING

     On August 2, 1999, the Company acquired certain radio programming assets from Broadcast Electronics, Inc. ("BEI"), a Rhode Island corporation, for $20 million plus estimated closing adjustments of approximately $860,000, in cash (the "BP Acquisition"). The closing adjustments are subject to final adjustments. BEI's radio programming business was conducted through its Broadcast Programming Division ("BP "), which included the following programs: Delilah, Neon Nights with Lia Knight and TotalRadio music format services. The acquisition has been accounted for under the purchase method and accordingly, the purchase price is preliminary and adjustments may be recorded through August 2000. The Company recorded approximately $9.6 million in goodwill and $10.0 million in affiliate and personal service agreements in connection with the BP Acquisition. The affiliate and personal service agreements are recorded as intangible assets.

     On July 29, 1999, the Company entered into a $20 million credit facility with a commercial bank to finance the BP Acquisition on a short-term basis (the "Credit Facility"). In order to allow the Company to obtain more favorable terms, Jones International has guaranteed the loan and provided certain collateral as security for the guaranty. The Credit Facility bears interest either at the commercial bank's prime rate minus two percent or a fixed rate (which is approximately equal to LIBOR) plus one half of one percent. The interest rate was 5.84% per annum as of September 30, 1999. The Credit Facility will expire on June 30, 2000, unless extended. On September 30, 1999, the Company used the proceeds from the Series A Preferred equity to pay down all amounts outstanding under the Credit Facility (see Note 5). The full amount of the credit facility was available to the Company as of September 30, 1999.

(5) SERIES A PREFERRED EQUITY

     Effective September 1999, the Company issued $24.0 million of Series A Preferred equity, a portion of which is subject to final documentation. The issuance of the $20.1 million of the Series A Preferred equity was closed in September 1999. Of the remaining $3.9 million, $1.9 million was closed in October 1999. The remaining $2.0 million is anticipated to close in November 1999, subject to documentation. An affiliate of the Company's Chairman and majority shareholder, Mr. Jones, purchased $20.0 million of the Series A Preferred equity. The Company used $20.0 million of the proceeds from the Series A Preferred equity issuance to repay $20.0 million of indebtedness under the Company's $20.0 million Credit Facility. The balance will be used to develop the Company's Internet strategy and for general corporate purposes.

     The holders of the Series A Preferred equity are entitled to receive dividends if and when declared by the Board of Directors. No dividends will be paid on Class A or Class B Common Stock unless equal dividends have been declared and paid on the Series A Preferred equity. Shareholders will have the right to convert at any time the Series A Preferred equity into shares of Class A Common Stock of the company, on a one-for-one basis. The Series A Preferred equity will be automatically converted into Class A Common Stock of the Company upon the completion by the Company of a public offering or a series of public offerings raising aggregate gross proceeds of at least $20 million.

(6) UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

     In 1998, the Company issued $100 million of Senior Secured Notes (the "Notes"). The Notes are senior obligations of the Company. The Notes rank pari passu in right of payment with all existing and future senior indebtedness of the Company and rank senior to all existing and future subordinated obligations of the Company. The Notes are secured by the capital stock of the Company's subsidiary, JPN, Inc., and its direct subsidiaries. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the following wholly-owned subsidiaries of the
Company: JPN, Inc., Space Holdings, Earth Segment, Jones Infomercial Networks, Inc., Jones Radio Holdings, Inc., Great American Country, Inc., Galactic Radio, Jones Infomercial Network Ventures, Inc., Jones Galactic Radio Partners, Inc., Jones Radio Network, Inc., Jones Audio Services, Inc., Jones Radio Network Ventures, Inc., MediaAmerica, Inc., Jones MAI Radio, Inc., and Jones/Owens Radio Programming

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

LLC, ("JORP") (collectively, the "Subsidiary Guarantors"). The only existing subsidiaries of the Company that did not guarantee the Notes are the following three entities: the PIN Venture, a general partnership in which the Company, through a Subsidiary Guarantor, owns a 55.3% interest; Superaudio, a general partnership in which the Company, through a Subsidiary Guarantor, owns a 50% interest and Jones/Capstar Venture Radio Programming LLC, a limited liability company in which the Company, through a Subsidiary Guarantor, owns a 50% interest (collectively, the "Non-Guarantor Subsidiaries"). The Company has not presented separate financial statements and other disclosures concerning the Subsidiary Guarantors that are wholly owned because management has determined that such information is not material to investors. In lieu thereof, the Company is providing, under Section 13 and 15 (d) of the Securities Exchange Act of 1934, presentation of the following supplemental unaudited condensed consolidating financial statements. Presented below is unaudited condensed consolidating financial information for the Company and its subsidiaries as of and for the nine months ended September 30, 1998 and 1999.

    UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION -
                           AS OF SEPTEMBER 30, 1999:
                                (IN THOUSANDS)

                                                                                       NON-
                                                            THE        SUBSIDIARY    GUARANTOR    ELIMINATION
                                                          COMPANY      GUARANTORS   SUBSIDIARIES    ENTRIES      REPORTED
                                                         ----------    ----------   ------------  -----------    --------
ASSETS:
Cash and cash equivalents............................    $    5,911    $   2,684    $    4,069   $        -     $   12,664
Available for sale securities........................         4,416            -             -            -          4,416
Accounts receivable..................................             1       11,877           285           (1)        12,162
Other current assets.................................            50        1,150            84            -          1,284
                                                         ----------    ---------     ---------   ----------     ----------
          Total current assets.......................        10,378       15,711         4,438           (1)        30,526
                                                         ----------    ---------     ---------   ----------     ----------
Property, plant and equipment........................            15       23,679           393            -         24,087
Goodwill  ...........................................             -       41,257             -            -         41,257
Intangible assets....................................             1       23,593             2            -         23,596
Other long-term assets...............................        34,094      (27,527)          288       (1,528)         5,327
                                                         ----------    ---------     ---------   ----------     ----------
          Total assets...............................    $   44,488    $  76,713     $   5,121   $   (1,529)    $  124,793
                                                         ==========    =========     =========   ==========     ==========
LIABILITIES AND SHAREHOLDERS'
   INVESTMENT (DEFICIT):
Accounts payable.....................................    $      684    $   2,566    $    1,344   $        -     $    4,594
Producers' fees payable..............................             -        5,340             -            -          5,340
Cable programming distribution payments payable.....              -        4,152             -            -          4,152
Accrued liabilities..................................         3,214        1,695            80           (1)         4,988
Other current liabilities............................       (61,576)      62,723           706            -          1,853
                                                         ----------    ---------     ---------   ----------     ----------
          Total current liabilities..................       (57,678)      76,476         2,130           (1)        20,927
                                                         ----------    ---------     ---------   ----------     ----------
Senior secured notes.................................       100,000            -             -            -        100,000
Other long-term liabilities..........................             -          522             -            -            522
                                                         ----------    ---------     ---------   ----------     ----------
          Total long-term liabilities................       100,000          522             -            -        100,522
                                                         ----------    ---------     ---------   ----------     ----------
Minority interests...................................             -            -             -        1,178          1,178
Common stock subject to put..........................         1,213            -             -            -          1,213
Shareholders' investment (deficit):
     Series A Preferred equity ......................        20,100            -             -            -         20,100
     Class A Common Stock............................            42            -             -            -             42
     Class B Common Stock............................            18            -             -            -             18
     General Partners' Contributions.................             -            -           350         (350)             -
     Additional paid-in capital......................        27,589            -             -            -         27,589
     Other comprehensive income......................           (18)           -             -            -            (18)
     Retained earnings (accumulated deficit).........       (46,778)        (285)        2,641       (2,356)       (46,778)
                                                         ----------    ---------     ---------   ----------     ----------
          Total shareholders' investment (deficit)...           953         (285)        2,991       (2,706)           953
                                                         ----------    ---------     ---------   ----------     ----------
          Total liabilities and shareholders'
            investment (deficit).....................    $   44,488    $  76,713     $   5,121   $   (1,529)    $  124,793
                                                         ==========    =========     =========   ==========     ==========


               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

            UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS -
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:
                                (IN THOUSANDS)

                                                                                       NON-
                                                            THE        SUBSIDIARY    GUARANTOR    ELIMINATION
                                                          COMPANY      GUARANTORS   SUBSIDIARIES    ENTRIES      REPORTED
                                                         ----------    ----------   ------------  -----------    --------
INCOME STATEMENT DATA:
     REVENUES:
     Radio programming.................................. $       -     $  12,353    $       -    $       -      $  12,353
     Radio advertising representation...................         -         6,455            -            -          6,455
     Television programming.............................         -         3,410       15,819            -         19,229
     Satellite delivery and production support..........         -         7,741            -       (1,174)         6,567
                                                         ---------     ---------    ---------    ----------     ---------
          Total revenues................................         -        29,959       15,819       (1,174)        44,604
                                                         ---------     ---------    ---------    ----------     ---------
     OPERATING EXPENSES:
     Radio programming..................................         -         8,098            -            -          8,098
     Radio advertising representation...................         -         2,776            -            -          2,776
     Television programming.............................         -         3,015       13,897       (1,174)        15,738
     Satellite delivery and production support..........         -         3,921            -            -          3,921
     Selling and marketing..............................         -         4,553          219            -          4,772
     General and administrative.........................     1,036         5,858          418            -          7,312
                                                         ---------     ---------    ---------    ----------     ---------
          Total operating expenses......................     1,036        28,221       14,534       (1,174)        42,617
                                                         ---------     ---------    ---------    ----------     ---------
          OPERATING INCOME (LOSS).......................    (1,036)        1,738        1,285            -          1,987
                                                         ---------     ---------    ---------    ----------     ---------
     OTHER EXPENSE (INCOME):
     Interest expense...................................     9,607             -            -            -          9,607
     Interest income....................................      (568)          (67)         (91)           -           (726)
     Equity share of loss (income) of subsidiaries .....    (2,239)          865          (85)       1,374            (85)
     Other expense (income), net........................        94             3            2            -             99
                                                         ---------     ---------    ---------    ----------     ---------
          Total other expense (income)..................     6,894           801         (174)       1,374          8,895
                                                         ---------     ---------    ---------    ----------     ---------
     Income (loss) before income taxes and minority
        Interests.......................................    (7,930)          937        1,459       (1,374)        (6,908)
     Income tax provision...............................         -           411            -            -            411
                                                         ---------     ---------    ---------    ----------     ---------
     Income (loss) before minority interests............    (7,930)          526        1,459       (1,374)        (7,319)
     Minority interests in net income of consolidated
        subsidiaries ...................................         -            (3)           -          614            611
                                                         ---------     ---------    ---------    ----------     ---------
     NET INCOME (LOSS).................................. $  (7,930)    $     529    $   1,459    $  (1,988)     $  (7,930)
                                                         ---------     ---------    ---------    ----------     ---------
     Adjustments to arrive at comprehensive loss........        26             -            -            -             26
                                                         ---------     ---------    ---------    ----------     ---------
     COMPREHENSIVE  INCOME (LOSS)....................... $  (7,956)    $     529    $   1,459    $  (1,988)     $  (7,956)
                                                         =========     =========    =========    ==========     =========


               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                UNAUDITED CONDENSED CONSOLIDATING CASH FLOWS -
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:
                                (IN THOUSANDS)

                                                                                        NON-
                                                             THE        SUBSIDIARY    GUARANTOR    ELIMINATION
                                                           COMPANY      GUARANTORS   SUBSIDIARIES    ENTRIES      REPORTED
                                                          ----------    ----------   ------------  -----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................................   $   (7,930)   $     529    $    1,459   $   (1,988)    $ (7,930)
  Adjustment to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Non-cash expenses..................................        1,469        4,127            (4)       1,988        7,580
    Net change in assets and liabilities...............      (23,923)      22,519           977            -         (427)
                                                          ----------    ---------    ----------   ----------     --------
      Net cash provided by (used in) operating
        activities.....................................      (30,384)      27,175         2,432            -         (777)
                                                          ----------    ---------    ----------   ----------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment............          (12)        (396)         (180)           -         (588)
  Cable programming distribution agreements payments...            -       (3,761)            -            -       (3,761)
  Purchase of investments..............................       (1,674)           -             -            -       (1,674)
  Purchase of intangible assets........................            -         (430)            -            -         (430)
  Purchase of Broadcast Programming assets.............            -      (20,860)            -            -      (20,860)
                                                          ----------    ---------    ----------   ----------     --------
     Net cash used in investing activities.............       (1,686)     (25,447)         (180)           -      (27,313)
                                                          ----------    ---------    ----------   ----------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds  from Issuance of Series A Preferred equity.       20,100            -             -            -       20,100
                                                          ----------    ---------    ----------   ----------     --------
     Net cash provided by financing activities.........       20,100            -             -            -       20,100
                                                          ----------    ---------    ----------   ----------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......      (11,970)       1,728         2,252            -       (7,990)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........       17,881          956         1,817            -       20,654
                                                          ----------    ---------    ----------   ----------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............   $    5,911    $   2,684    $    4,069   $        -     $ 12,664
                                                          ==========    =========    ==========   ==========     ========


               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS - FOR THE NINE
                        MONTHS ENDED SEPTEMBER 30, 1998:
                                  (IN THOUSANDS)

                                                                                   NON-
                                                           THE     SUBSIDIARY   GUARANTOR   ELIMINATION
                                                          COMPANY  GUARANTORS  SUBSIDIARIES   ENTRIES     REPORTED
                                                          -------- ----------  ------------ -----------   --------
INCOME STATEMENT DATA:
     REVENUES:
     Radio programming................................... $      -  $   6,623    $        -   $      -    $  6,623
     Radio representation ...............................        -      2,362             -          -       2,362
     Television programming..............................      173      1,705        10,114          -      11,992
     Satellite delivery and production support...........        -      5,352             -      (1,364)     3,988
                                                          --------  ---------    ----------   ----------  --------
          Total revenues.................................      173     16,042        10,114      (1,364)    24,965
                                                          --------  ---------    ----------   ----------  --------
     OPERATING EXPENSES:
     Radio programming...................................        -      5,468             -          -       5,468
     Radio representation................................        -        482             -          -         482
     Television programming..............................       81      2,132         9,569      (1,364)    10,418
     Satellite delivery and production support...........        -      3,791             -          -       3,791
     Selling and marketing...............................       58      2,769           246          -       3,073
     General and administrative..........................      812      2,929           311          -       4,052
                                                          --------  ---------    ----------   ----------  --------
          Total operating expenses.......................      951     17,571        10,126      (1,364)    27,284
                                                          --------  ---------    ----------   ----------  --------
          OPERATING LOSS.................................     (778)    (1,529)          (12)         -      (2,319)
                                                          --------  ---------    ----------   ----------  --------
     OTHER EXPENSE (INCOME):
     Interest expense....................................    4,009      1,798             -          -       5,807
     Interest income.....................................     (247)       (77)         (114)         -        (438)
     Write-off of deferred offering costs ...............        -          -             -          -           -
     Equity share of loss (income) of subsidiaries ......    3,567     (3,562)            -         (5)          -
     Other expense (income), net.........................      881         36            10          -         927
                                                          --------  ---------    ----------   ----------  --------
          Total other expense (income)...................    8,210     (1,805)         (104)        (5)      6,296
                                                          --------  ---------    ----------   ----------  --------
     Income (loss) before income taxes and minority
        interests........................................   (8,988)       276            92          5      (8,615)
     Income tax provision................................        1         14             -          -          15
                                                          --------  ---------    ----------   ----------  --------
     Income (loss) before minority interests.............   (8,989)       262            92          5      (8,630)
     Minority interests in net income of consolidated....
        subsidiaries ....................................        -          -             -         38          38
                                                          --------  ---------    ----------   ----------  --------
     NET INCOME (LOSS)................................... $ (8,989) $     262    $       92   $    (33)   $ (8,668)
                                                          --------  ---------    ----------   ----------  --------
     Adjustments to arrive at comprehensive loss.........      (17)         -             -          -         (17)
                                                          --------  ---------    ----------   ----------  --------
     COMPREHENSIVE INCOME (LOSS)......................... $ (8,972) $     262    $       92   $    (33)   $ (8,651)
                                                          ========  =========    ==========   ==========  ========

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                 UNAUDITED CONDENSED CONSOLIDATING CASH FLOWS -
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998:
                                  (IN THOUSANDS)

                                                                                     NON-
                                                             THE      SUBSIDIARY  GUARANTOR   ELIMINATION
                                                           COMPANY    GUARANTORS SUBSIDIARIES   ENTRIES    REPORTED
                                                          ----------  ---------- ------------ -----------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................................   $   (8,989) $     262  $       92  $      (33)  $ (8,668)
  Adjustment  to reconcile  net loss to net cash provided
    (used in) by operating activities:
    Non-cash expenses..................................          325      4,666          69          33      5,093
    Distributions received.............................            -        350           -           -        350
    Net change in assets and liabilities...............        2,156     (5,813)       (655)          -     (4,312)
                                                          ----------  ---------- ----------- ----------   ---------
     Net cash provided by (used in) operating activities      (6,508)      (535)       (494)          -     (7,537)
                                                          ----------  ---------- ----------- ----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment............            -     (1,818)        (98)          -     (1,916)
  Purchases of intangible assets.......................            -     (1,329)          -           -     (1,329)
  Purchase of MediaAmerica, Inc........................      (26,700)         -           -           -    (26,700)
  Dividend from joint venture..........................          960          -           -        (960)         -
  Sale of property, plant, and equipment...............            -         43           -           -         43
  Other................................................      (12,164)         -           -           -    (12,164)
                                                          ----------  ---------- ----------- ----------   ---------
Net cash used in investing activities..................      (37,904)    (3,104)        (98)       (960)   (42,066)
                                                          ----------  ---------- ----------- ----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deferred offering costs..................       (4,710)         -           -           -     (4,710)
  Increase in capitalized loan fees....................         (520)         -           -           -       (520)
  Advances to/from affiliates..........................      (40,291)    40,291           -           -          -
  Repayment of borrowings..............................            -     (6,555)          -           -     (6,555)
  Repayment of capital lease obligations...............            -     (28,757)         -           -    (28,757)
  Proceeds from borrowings.............................      100,000          -           -           -    100,000
  Distributions paid to partners.......................            -          -      (2,033)      2,033          -
  Distributions paid to minority interests ............            -          -           -      (1,073)    (1,073)
                                                          ----------  ---------- ----------- ----------   ---------
     Net cash provided by (used in) financing activities      54,479      4,979      (2,033)        960     58,385
                                                          ----------  ---------- ----------- ----------   ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......       10,067      1,340      (2,625)          -      8,782
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........          (25)        79       3,663           -      3,717
                                                          ----------  ---------- ----------- ----------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............   $   10,042  $   1,419  $    1,038  $        -   $ 12,499
                                                          ==========  =========  =========== ==========   =========

(7) COMMITMENTS AND CONTINGENCIES

     GAC EQUITY AGREEMENT-In the first quarter of 1998, Great American Country and the Company entered into an equity affiliate agreement with a multiple cable system operator ("MSO"). Pursuant to the terms of such agreement, the Company agreed to issue shares of Class A Common Stock to this MSO in return for this MSO delivering Great American Country's programming. The total number of shares of Class A Common Stock to be issued is based on the number of subscribers provided by the MSO as of December 31, 1999. Based on the number of subscribers receiving Great American Country's programming as of September 30, 1999, the Company is currently required to issue a total of 110,719 shares of Common Stock. As of September 30, 1999, 101,124 shares of Class A Common Stock had been issued to this MSO. The Company anticipates issuing the remaining shares owed to the MSO in the first quarter of 2000.

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

(8) REPORTABLE SEGMENTS

     The Company has four reportable segments: radio programming and representation, television programming, satellite

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                       REPORTED SEGMENT PROFIT OR LOSS,
                             AND SEGMENT ASSETS
           AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:

                                                         Radio                      Satellite
                                                      Programming                  Delivery and
                                                          and         Television    Production
                                                     Representation   Programming     Support     Corporate        Total
                                                     --------------   -----------     -------     ---------        -----
Revenue from external customers.....................  $  18,808,000  $ 19,229,000   $ 6,567,000 $          -   $  44,604,000
Intersegment revenues...............................              -             -     2,635,000            -       2,635,000
Interest income.....................................        (66,000)      (91,000)            -     (569,000)       (726,000)
Interest expense....................................              -             -             -    9,607,000       9,607,000
Depreciation and amortization.......................      2,112,000     1,375,000     3,007,000        5,000       6,499,000
Equity in income of subsidiaries....................        (85,000)            -             -            -         (85,000)
Segment income (loss)...............................        286,000      (469,000)    2,597,000  (10,344,000)     (7,930,000)
Capital expenditures................................        232,000       196,000       144,000       16,000         588,000
Segment assets......................................     65,655,000    20,070,000    20,289,000  105,261,000     211,275,000

RECONCILIATIONS  OF REPORTABLE  SEGMENT  REVENUE AND
ASSETS:
Revenues
--------
Total revenues for reportable segments..............                                                           $  47,239,000
Other revenues......................................                                                                       -
Elimination of intersegment revenues................                                                              (2,635,000)
                                                                                                             ---------------

  Total consolidated revenues.......................                                                           $  44,604,000
                                                                                                             ===============

Assets
------
Total assets for reportable segments................                                                           $ 211,275,000
Elimination of investment in subsidiaries...........                                                             (86,481,000)
                                                                                                             ----------------

  Total consolidated assets.........................                                                           $ 124,794,000
                                                                                                             ===============

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                        REPORTED SEGMENT PROFIT OR LOSS,
                               AND SEGMENT ASSETS
             AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998:

                                                         Radio                       Satellite
                                                      Programming                   Delivery And
                                                          and         Television     Production
                                                     Representation   Programming      Support     Corporate       Total
                                                     --------------  ------------   ------------  -----------  ------------
Revenue from external customers.....................  $   8,985,000  $ 11,992,000   $  3,988,000  $         -  $ 24,965,000
Intersegment revenues...............................              -             -      2,779,000            -     2,779,000
Interest income.....................................        (12,000)     (115,000)             -     (311,000)     (438,000)
Interest expense....................................              -             -      1,900,000    3,907,000     5,807,000
Depreciation and amortization.......................        969,000       402,000      2,990,000        3,000     4,364,000
Equity in income of subsidiaries....................         (1,000)            -              -            -        (1,000)
Segment loss........................................     (1,293,000)     (688,000)    (1,718,000)  (4,969,000)   (8,668,000)
Capital expenditures................................      1,216,000         1,000        696,000        3,000     1,916,000
Segment assets......................................     48,477,000     9,741,000     23,823,000   56,425,000   138,466,000

RECONCILIATIONS  OF REPORTABLE  SEGMENT  REVENUE AND
ASSETS:
Revenues
--------
Total revenues for reportable segments..............                                                           $ 27,744,000
Other revenues......................................                                                                      -
Elimination of intersegment revenues................                                                             (2,779,000)
                                                                                                             --------------

  Total consolidated revenues.......................                                                           $ 24,965,000
                                                                                                             ==============

Assets
------
Total assets for reportable segments................                                                           $138,466,000
Elimination of investment in subsidiaries...........                                                            (27,493,000)
                                                                                                             --------------

  Total consolidated assets.........................                                                           $110,973,000
                                                                                                             ==============

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

RESULTS OF OPERATIONS

     The following table sets forth the amount of, and percentage relationship to total net revenues of, certain items included in the Company's historical unaudited consolidated statements of operations for the three and nine months ended September 30, 1998 and 1999, respectively:

REPORTED RESULTS:
                                               THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------------     --------------------------------------
                                                  1998                 1999                 1998                1999
                                           -----------------     ----------------     ----------------   -------------------
                                                       (IN THOUSANDS)                            (IN THOUSANDS)
REVENUES:
   Radio programming.....................    $2,884       26%    $  5,488      33%    $  6,623      27%    $ 12,353       28%
   Radio advertising representation......     2,362       21        2,597      15        2,362       9        6,455       14
   Television programming................     4,127       37        6,586      39       11,992      48       19,229       43
   Satellite delivery and production
     support............................      1,782       16        2,191      13        3,988      16        6,567       15
                                           --------   ------     --------   -----     --------   -----   ----------    -----
     Total revenues......................    11,155      100       16,862     100       24,965     100       44,604      100
                                           --------   ------     --------   -----     --------   -----   ----------    -----
OPERATING EXPENSES:
   Radio programming.....................     2,131       19        2,937      17        5,468      22        8,098       18
   Radio advertising representation......       482        4          884       5          482       2        2,776        6
   Television programming................     3,673       33        5,399      32       10,418      42       15,738       36
   Satellite delivery and production
     support.............................     1,309       12        1,279       8        3,791      15        3,921        9
   Selling and marketing.................     1,325       12        2,015      12        3,073      12        4,772       11
   General and administrative............     1,960       18        2,966      18        4,052      16        7,312       16
                                           --------   ------     --------   -----     --------   -----   ----------    -----
     Total operating expenses............    10,880       98       15,480      92       27,284     109       42,617       96
                                           --------   ------     --------   -----     --------   -----   ----------    -----
OPERATING INCOME (LOSS)..................       275        2        1,382       8       (2,319)     (9)       1,987        4
                                           --------   ------     --------   -----     ---------  ------  ----------    -----
OTHER EXPENSE............................     3,564       32        3,134      19        6,296      25        8,895       20
   INCOME TAX PROVISION (BENEFIT) AND
MINORITY INTERESTS.......................      (284)      (3)         557       3           53       -        1,022        2
                                           ---------  -------    --------   -----     --------   -----   ----------    -----
NET LOSS.................................  $ (3,005)     (27)%   $ (2,309)    (14)%   $ (8,668)    (34)%   $ (7,930)     (18)%
                                           =========  =======    ========   =====     ========   =====   ==========    =====

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     TOTAL REVENUES--Total revenues increased $5.7 million, or 51%, from $11.2 million for the three months ended September 30, 1998 to $16.9 million for the three months ended September 30, 1999. This increase was due to strong growth in all of the Company's operations. The increase in radio programming is due primarily to an increase in advertising revenues resulting from improved advertising rates and sellout conditions and the acquisition of Broadcast Programming. On August 2, 1999, the Company acquired certain radio programming assets from Broadcast Electronics, Inc. ("BEI"). BEI's radio programming business was conducted through its Broadcast Programming division ("BP Acquisition"). The increase in television programming revenues was due to an increase in the number of subscribers receiving both Great American Country and Product Information Network, which resulted in increased advertising revenue. The increase in satellite delivery and production support revenue was due to new affiliate and third party transponder and earth station services agreements that the Company entered into in the third quarter of 1998 and the second quarter of 1999.

     RADIO PROGRAMMING REVENUES-- Radio programming revenues increased $2.6 million, or 90%, from $2.9 million for the three months ended September 30, 1998 to $5.5 million for the three months ended September 30, 1999, due primarily to an increase in radio advertising revenue and the BP Acquisition. BP activities following the BP Acquisition generated additional advertising and programming license fee revenue of $1.5 million for the three months ended September 30, 1999. Sales of network radio advertising for the first nine months of 1998 were adversely affected by the January 1998 entry of a significant competitor into the market, which added approximately 20% more network radio advertising inventory into the marketplace, thereby increasing competition for network radio advertising dollars. During late 1998, the Company began to experience improved advertising rates and sellout conditions and these trends have continued into 1999. The advertising market has been strong, with approximately 36% more in gross network radio advertising booked as of late October 1999, as compared to the amount booked in the comparable period in the prior year. The Company believes the effect of the entry of the significant competitor into network radio in early 1998 has been absorbed in the network radio advertising market, and as a result the Company has seen significant improvement in the radio segment's financial results. The Company continues to concentrate on its development of personality driven talk and other programs, which the Company believes will appeal to both advertisers on, and listeners to, the Company's radio programs and over the long-term, contribute to improved financial results.

     RADIO REPRESENTATION REVENUES--Radio advertising representation revenues increased $0.2 million, or 10%, from $2.4 million for the three months ended September 30, 1998 to $2.6 million for the three months ended September 30, 1999 due to an increase in advertising revenues from both the Company's owned radio programming as well as the Company's advertising representation customers. The increase in advertising revenues is due primarily to the improved advertising rates and sellout conditions.

     TELEVISION PROGRAMMING REVENUES--Television programming revenues increased $2.5 million, or 60%, from $4.1 million for the three months ended September 30, 1998 to $6.6 million for the three months ended September 30, 1999, due primarily to an increase of $1.9 million in Product Information Network advertising revenues and an increase of $0.6 million in Great American Country advertising revenues. This increase was driven by higher advertising rates being charged for airtime on both the Company's networks as a result of an increase in the number of subscribers receiving Product Information Network and Great American Country.

     SATELLITE DELIVERY AND PRODUCTION SUPPORT REVENUES--Satellite delivery and production support revenues increased $0.4 million, or 23%, from $1.8 million for the three months ended September 30, 1998 to $2.2 million for the three months ended September 30, 1999 due to (i) new third party agreements that the Company entered into in the second quarter of 1999 to provide satellite transponder and earth station services (which generated $0.3 million in revenues) and (ii) an increase of $0.1 million in satellite delivery and production support fees charged to related parties. Effective in the second quarter of 1999, the Company entered into an agreement to lease a satellite transponder channel to a third party for the remaining life of the satellite, as well as to provide other uplinking and earth station services. The Company has obtained a guarantee from a shareholder of the lessee, which covers lease payments through May 15, 2000. There can be no assurance that the Company will receive the lease payments for the full term of this lease.

     As a result of the sale of KTV's distribution assets in 1999, KTV will terminate its use of certain earth station services provided by the Company. The Company anticipates that the termination of these services will occur early in the first quarter of 2000. It is estimated that the Company's monthly loss of revenues as a result of this termination of services will be approximately $75,000 and approximately $900,000 on an annual basis.

     TOTAL OPERATING EXPENSES--Total operating expenses increased $4.6 million, or 42%, from $10.9 million for the three months ended September 30, 1998 to $15.5 million for the three months ended September 30, 1999. As a percentage of total revenues, total operating expenses decreased from 98% for the three months ended September 30, 1998 to 92% for the three months ended September 30, 1999.

     RADIO PROGRAMMING EXPENSES--Radio programming expenses increased $0.8 million, or 38%, from $2.1 million for the three months ended September 30, 1998 to $2.9 million for the three months ended September 30, 1999, due to
(i) an increase of $0.5 million related to the BP activities following the BP Acquisition, (ii) an increase of $0.3 million resulting from an increase in the number of syndicated radio programs offered by the Company. As a percentage of radio programming revenues, radio programming expenses decreased from 74% for the three months ended September 30, 1998 to 54% for the three months ended September 30, 1999. The decrease in radio programming expenses as a percentage of radio programming revenues is due primarily to the increase in radio programming revenues resulting from improved advertising rates and sellout conditions in 1999. In addition, a significant portion of the Company's radio programming expenses is fixed costs, such as transponder and uplinking expenses.

     RADIO ADVERTISING REPRESENTATION EXPENSES--Radio advertising representation expenses increased $0.4 million, or 83%, from $0.5 million for the three months ended September 30, 1998 to $0.9 million for the three months ended September 30, 1999 due primarily to increases in salary and administrative expense allocations from general and administrative expenses. As a percentage of radio advertising representation revenues, radio advertising representation expenses increased from 20% for the three months ended September 30, 1998 to 34% for the three months ended September 30, 1999.

     TELEVISION PROGRAMMING EXPENSES--Television programming expenses increased $1.7 million, or 47%, from $3.7 million for the three months ended September 30, 1998 to $5.4 million for the three months ended September 30, 1999, due (i) to an increase of $1.4 million in the amounts paid in the form of rebates to cable systems receiving the Product Information Network, (ii) an increase of $0.2 million in Great American Country affiliate sales costs due to the sale of KTV's distribution assets which resulted in GAC absorbing a higher proportion of JNS operating costs and (iii) an increase of $0.1 million in advertising sales costs due to the hiring of Great American Country national advertising sales personnel in 1999. For the three months ended September 30, 1998 and 1999, the PIN Venture made rebates of approximately 75% and 76%, respectively, of its net advertising revenues to these systems. As a percentage of television programming revenues, television programming expenses decreased from 89% for the three months ended September 30, 1998 to 82% for the three months ended September 30, 1999.

     As a result of the sale of KTV's distribution assets in September 1999, the Company will absorb substantially all of the costs of JNS, which provided cable affiliate sales and certain marketing services to the Company and KTV. Beginning in the fourth quarter of 1999, JNS will provide these services only to the Company. As a result, management estimates that affiliate sales operating expenses will increase by approximately $70,000 per month beginning in the fourth quarter of 1999.

     SATELLITE DELIVERY AND PRODUCTION SUPPORT EXPENSES--Satellite delivery and production support expenses remained relatively flat at $1.3 million for the three months ended September 30, 1998 and 1999. As a percentage of satellite delivery and production support revenues, satellite delivery and production support expenses decreased from 73% for the three months ended September 30, 1998 to 58% for the three months ended September 30, 1999. The decrease in satellite delivery and production expenses as a percentage of satellite delivery and production revenues is due primarily to the significant increase in satellite delivery and production support revenues resulting from the new satellite transponder and earth station services agreements that the Company entered into in the third quarter of 1998 and the second quarter of 1999. A significant portion of the costs of the Company's satellite transponder and production of support services is fixed. Accordingly, since the Company increased its utilization of the excess capacity on its Satcom C-3 transponder and related services, the percentage of satellite delivery and production support expenses in relation to the satellite delivery and production services revenues decreased.

     SELLING AND MARKETING EXPENSES--Selling and marketing expenses increased $0.7 million, or 52%, from $1.3 million for the three months ended September 30, 1998 to $2.0 million for the three months ended September 30, 1999. The increase is due to (i) an increase of $0.2 million in marketing expenses due to the increased marketing efforts undertaken to improve the distribution of Great American Country, (ii) an increase of $0.2 million in marketing expenditures related to the BP activities following the BP Acquisition and
(iii) an increase of $0.3 million in marketing expenses due to the increased marketing efforts undertaken to broaden the company's base of radio stations. As a percentage of total revenues, selling and marketing expenses remained relatively flat at 12% for the three months ended September 30, 1998 and 1999.

     GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses increased $1.0 million, or 51%, from $2.0 million for the three months ended September 30, 1998 to $3.0 million for the three months ended September 30, 1999. The increase is due to (i) an increase of $0.6 million in general and administrative expenses due to the BP Acquisition, (ii) an increase of $0.3 million in amortization expenses related to the amortization of Great
American Country cable programming distribution agreements, (iii) an increase of $0.4 million in management and operational support expenses and (iv) an increase of $0.1 million in expenses related to the development of an e-commerce and Internet advertising business. The increase was partially offset by an increase in salary and administrative allocations from general and administrative expenses to operating expenses. As a percentage of total revenues, general and administrative expenses remained relatively flat at 18% for the three months ended September 30, 1998 and 1999.

     As a result of the transfer of a controlling interest in Jones Intercable from Jones International and its affiliates to Comcast Corporation in April 1999, Jones Intercable no longer shares in many of the administrative and related expenses which have historically been shared by the various entities affiliated with Mr. Jones, including the Company. Because Jones Intercable was the largest of such sharing entities, its exclusion from the allocation process has caused the Company, beginning in the second half of 1999, to incur increases in certain overhead and related costs, including rent, computer services, insurance, and personnel costs for legal, risk management and human resources services. As result, management estimates when Jones Intercable is excluded from the allocation process of all the above noted costs, which is expected to be no later than December 31, 1999 the operating expenses will most likely increase by approximately $35,000 - $50,000 per month beginning the first quarter of 2000.

     Management has taken certain steps and will take additional steps to mitigate the impact of these divestitures; however, there can be no assurance that the Company will be able to reduce the level of these costs.

     The Company is in the process of developing a broader Internet strategy, initially by leveraging the Company's existing targeted country music media to drive visitors to a country lifestyle portal. The Company has also begun to develop similar Internet portals for the 24-hour radio formats and syndicated programs that are owned and distributed by the Company. The Company intends to develop web sites for many of its formats and certain of its syndicated programming. To develop the Company's Internet strategy, Internet expenses will increase substantially beginning in the fourth quarter of 1999 and into 2000.

     TOTAL OTHER EXPENSE--Total other expense decreased $0.4 million, or 12%, from $3.5 million for the three months ended September 30, 1998 to $3.1 million for the three months ended September 30, 1999. In 1998, the Company incurred $0.6 million of debt offering related costs while no similar expense was incurred in 1999. The decrease was partially offset by an increase in interest expense and a decrease in interest income.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     TOTAL REVENUES--Total revenues increased $19.6 million, or 79%, from $25.0 million for the nine months ended September 30, 1998 to $44.6 million for the nine months ended September 30, 1999. This increase was due to strong growth in all of the Company's operations as well as the acquisitions of MediaAmerica and Broadcast Programming. Radio programming revenues increased due to improved advertising rates and sellout conditions in 1999 and the acquisitions of the assets of MediaAmerica and Broadcast Programming. The increase in television programming revenues was due to an increase in the number of subscribers receiving both Great American Country and Product Information Network, resulting in increased advertising sales and affiliate fee revenue. The increase in satellite delivery and production support revenue was due to new affiliate and third party satellite transponder and earth station services agreements that the Company entered into in the third quarter of 1998 and the second quarter of 1999.

     RADIO PROGRAMMING REVENUES-- Radio programming revenues increased $5.7 million, or 87%, from $6.6 million for the nine months ended September 30, 1998 to $12.3 million for the nine months ended September 30, 1999, due primarily to an increase in radio advertising revenue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the three months ended September 30, 1998 and 1999.

     RADIO REPRESENTATION REVENUES--Radio representation revenues increased $4.1 million, or 173%, from $2.4 million for the nine months ended September 30, 1998 to $6.5 million for the nine months ended September 30, 1999. Radio representation revenues for the nine months ended September 30, 1998 do not include MediaAmerica for the entire period as the MediaAmerica business was not acquired until July 10, 1998. Accordingly, radio representation revenues for the nine months ended September 30, 1998 are not comparable to the nine months ended September 30, 1999. Radio representation revenues increased $0.2 million in the third quarter of 1999 as compared to the comparable period in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the three months ended September 30, 1998 and 1999.

     TELEVISION PROGRAMMING REVENUES--Television programming revenues increased $7.2 million, or 60%, from $12.0 million for the nine months ended September 30, 1998 to $19.2 million for the nine months ended September 30, 1999, due primarily to: (i) an increase of $5.5 million in Product Information Network advertising revenues and an increase of $1.5 million in Great American Country advertising revenues due to higher advertising rates being charged for airtime as a result of an increase in the number of subscribers receiving the Product Information Network and Great American Country and (ii) an increase of $0.2 million in Great American Country programming license fees due to an increase in the number of subscribers paying affiliate fees.

     SATELLITE DELIVERY AND PRODUCTION SUPPORT REVENUES--Satellite delivery and production support revenues increased $2.6 million, or 65%, from $4.0 million for the nine months ended September 30, 1998 to $6.6 million for the nine months ended September 30, 1999 due to (i) new third party agreements that the Company entered into in the second half of 1998 and second quarter of 1999 to provide satellite transponder and earth station services resulting in $2.1 million in revenues and (ii) and an increase in $0.5 million in satellite delivery and production support fees charged to affiliated parties.

     TOTAL OPERATING EXPENSES--Total operating expenses increased $15.3 million, or 56%, from $27.3 million for the nine months ended September 30, 1998 to $42.6 million for the nine months ended September 30, 1999. As a percentage of total revenues, total operating expenses decreased from 109% for the nine months ended September 30, 1998 to 96% for the nine months ended September 30, 1999.

     RADIO PROGRAMMING EXPENSES--Radio programming expenses increased $2.6 million, or 48%, from $5.5 million for the nine months ended September 30, 1998 to $8.1 million for the nine months ended September 30, 1999, due primarily to an increase in the number of syndicated radio programs offered by the Company as a result of the acquisitions of the assets of MediaAmerica and Broadcast Programming and an increase of $0.3 million in fees to license certain radio programming. As a percentage of radio programming revenues, radio programming expenses decreased from 83% for the nine months ended September 30, 1998 to 66% for the nine months ended September 30, 1999. The decrease in radio programming expenses as a percentage of radio programming revenues is due primarily to the increase in radio programming revenues resulting from improved advertising rates and sellout conditions in 1999. In addition, a significant portion of the Company's radio programming expenses is fixed costs.

     RADIO ADVERTISING REPRESENTATION EXPENSES--Radio representation expenses increased $2.3 million, or 476%, from $0.5 million for the nine months ended September 30, 1998 to $2.8 million for the nine months ended September 30, 1999. Radio representation expenses for the nine months ended September 30, 1998 do not include MediaAmerica for the entire period as the MediaAmerica business was not acquired until July 10, 1998. Accordingly, radio representation expenses for the nine months ended September 30, 1998 are not comparable to the nine months ended September 30, 1999. Radio representation expenses increased $0.4 million in the third quarter of 1999 as compared to the comparable period in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the three months ended September 30, 1998 and 1999.

     TELEVISION PROGRAMMING EXPENSES--Television programming expenses increased $5.3 million, or 51%, from $10.4 million for the nine months ended September 30, 1998 to $15.7 million for the nine months ended September 30, 1999, due (i) to an increase of $4.4 million in the amounts paid in the form of rebates to cable systems receiving the Product Information Network, (ii) an increase of $0.3 million in Great American Country affiliate sales costs due to the sale of KTV's distribution assets which resulted in GAC absorbing a higher proportion of JNS operating costs, (iii) an increase of $0.3 million in management and television programming support expenses, (iv) an increase of $0.2 million in advertising sales costs due to hiring of Great American Country national advertising sales personnel and (v) an increase of $0.1 million in programming expenses incurred to develop or enhance Great American Country programming. For the each of the nine months ended September 30, 1998 and 1999, the PIN Venture made rebates of approximately 75% of its advertising revenues to these systems. As a percentage of television programming revenues, television programming expenses decreased from 87% for the nine months ended September 30, 1998 to 82% for the nine months ended September 30, 1999.

     SATELLITE DELIVERY AND PRODUCTION SUPPORT EXPENSES--Satellite delivery and production support expenses increased $0.1 million, or 3%, from $3.8 million for the nine months ended September 30, 1998 to $3.9 million for the nine months ended September 30, 1999. The increase is due primarily to additional third party and affiliate usage of the Company's uplinking and playback services. As a percentage of satellite delivery and production support revenues, satellite delivery and production support expenses decreased from 95% for the nine months ended September 30, 1998 to 60% for the nine months ended September 30, 1999. The decrease in satellite delivery and production expenses in relation to revenues is due primarily to the increase in satellite delivery and production support revenues resulting from the new satellite transponder and earth station services agreements that the Company entered into in the second half of 1998 and the second quarter of 1999. A significant portion of the costs of the Company's satellite transponder and production support services is fixed. Accordingly, as the Company increased its utilization of the excess capacity on its Satcom C-3 transponder and related services, the percentage of satellite delivery and production support expenses in relation to the satellite delivery and production services revenues decreased.

     SELLING AND MARKETING EXPENSES--Selling and marketing expenses increased $1.7 million, or 55%, from $3.1 million for the nine months ended September 30, 1998 to $4.8 million for the nine months ended September 30, 1999 due to
(i) an increase of $1.0 million in selling and marketing expenses resulting from the MediaAmerica acquisition, (ii) an increase of $0.3 million in marketing expenses due to the increased marketing efforts undertaken to improve the distribution of Great American Country (iii) an increase of $0.2 million in marketing expenses related to the BP activities following the BP acquisition and (iv) an increase of $0.2 million in marketing expenses due to the increased marketing efforts undertaken to broaden the Company's base of radio stations. As a percentage of total revenues, selling and marketing expenses decreased from 12% for the nine months ended September 30, 1998 to 11% for the nine months ended September 30, 1999. Due to the increase in the Company's total revenues, selling and marketing expenses as a percentage of total revenues decreased.

     GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses increased $3.2 million, or 80%, from $4.1 million for the nine months ended September 30, 1998 to $7.3 million for the nine months ended September 30, 1999. The increase is due to (i) an increase of $1.3 million in amortization expenses related to the amortization of Great American Country cable programming distribution payments and goodwill from the acquisition of MediaAmerica, (ii) an increase of $1.2 million in general and administrative expenses due to the MediaAmerica Acquisition, (iii) an increase of $0.6 million in general and administrative expenses due to the BP Acquisition,
(iv) an increase of $0.4 million in management and operational support expenses and (v) an increase of $0.2 million in expenses related to the development of an e-commerce and internet advertising business. This increase was offset by an increase in salary and administrative allocations from general and administrative expenses to operating expenses. As a percentage of total revenues, general and administrative expenses remained relatively flat at 16% for the nine months ended September 30, 1998 and 1999.

     As a result of the transfer of a controlling interest in Jones Intercable from Jones International and its affiliates to Comcast Corporation in April 1999, Jones Intercable no longer shares in many of the administrative and related expenses which have historically been shared by the various entities affiliated with Mr. Jones, including the Company. Because Jones Intercable was the largest of such sharing entities, its exclusion from the allocation process has caused the Company, beginning in the second half of 1999, to incur increases in certain overhead and related costs, including rent, computer services, insurance, and personnel costs for legal, risk management and human resources services. As result, management estimates when Jones Intercable is excluded from the allocation process of all the above noted costs, which expected to be no later than December 31, 1999 the operating expenses will most likely increase by approximately $35,000 - $50,000 per month beginning the first quarter of 2000.

     Management has taken certain steps and will take additional steps to mitigate the impact of these divestitures; however, there can be no assurance that the Company will be able to reduce the level of these costs.

     TOTAL OTHER EXPENSE--Total other expense increased $2.6 million, or 41%, from $6.3 million for the nine months ended September 30, 1998 to $8.9 million for the nine months ended September 30, 1999. This increase is due primarily to an increase of $6.1 million in interest expense related to the Notes and an increase of $0.7 million in interest expense related to the amortization of debt offering costs related to the notes. The increase was partially offset by (i) a decrease of $3.0 million in interest expenses related to the repayment of debts using the proceeds from the Notes, (ii) a decrease of $0.9 million in other expenses and (iii) an increase of $0.3 million in interest income earned on cash and cash equivalents and available for sale securities. In 1998, the Company incurred debt offering related costs of $0.9 million while no similar expenses were incurred in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's ability to successfully implement its growth strategies is subject to the availability of cash generated from operations and equity and/or debt financing. The Company had cash, cash equivalents, and available for sale securities of $17.1 million as of September 30, 1999. There can be no assurance that the Company will have sufficient cash flow from operations after debt service to support its growth strategies. In addition, there can be no assurance that the capital resources necessary to accomplish the Company's growth strategies over the long term will be available, or if available, will be on terms and conditions acceptable to the Company.

     Since its inception, the Company has incurred net losses primarily as a result of expenses associated with developing and launching its programming networks. For the nine months ended September 30, 1999, the Company incurred a net loss of $(7.9) million. Net cash used in operating activities for the nine months ended September 30, 1999 was $(0.8) million compared with net cash used in operations of $(7.5) million for the nine months ended September 30, 1998. Net cash used in operating activities for the nine months ended September 30, 1998 included the net repayment of $7.3 million of advances from Jones International.

     Net cash provided by financing activities for the nine months ended September 30, 1999 consisted of the issuance of $20.1 million of Series A Preferred equity. The issuance of the $20.1 million
Series A Preferred equity was closed in September 1999. Of the remaining $3.9 million, $1.9 million was closed in October 1999. The remaining $2.0 million is anticipated to close in November 1999, subject to documentation. An affiliate of the Company's chairman and majority shareholder, Mr. Jones, purchased $20.0 million. The Company used $20.0 million of the proceeds from the Series A Preferred equity issuance to repay $20.0 million of indebtedness under the Company's $20.0 million Credit Facility. The balance will be used to develop the Company's Internet strategy and for general corporate purposes.

     The Company's investing activities in the first nine months of 1999 totaled $27.3 million and consisted of (i) $20.9 million for the BP Acquisition (ii) $1.7 million for the purchase of available for sale securities, (iii) $3.7 million of cable programming distribution agreement payments for Great American Country, (iv) $0.6 million of capital expenditures and (v) $0.4 million of purchases of programming and other intangible assets. Total capital expenditures for the balance of 1999 are estimated to be approximately $0.4 million, which will be used primarily to purchase equipment for the upgrades of certain radio programming studios and to purchase satellite receivers. Total cable programming distribution agreement payments for Great American Country for the balance of 1999 are estimated to be approximately $2.5 million to $4.0 million.

     On August 2, 1999, the Company acquired certain radio programming assets in the BP Acquisition for $20.0 million plus estimated closing adjustments of approximately $860,000, in cash. The closing adjustments are subject to final adjustments. The acquisition has been accounted for under the purchase method and accordingly, the purchase price allocation is preliminary and adjustments may be recorded through August 2000. The Company recorded approximately $9.6 million in goodwill and $10.0 million in affiliate and personal service agreements in connection with the BP Acquisition. The affiliate and personal service agreements are recorded as intangible assets.

     On July 29, 1999, the Company entered into a $20.0 million credit facility with a commercial bank to finance the BP Acquisition on a short-term basis (the "Credit Facility"). In order to allow the Company to obtain more favorable terms, Jones International has guaranteed the loan and provided certain collateral as security for the guaranty. The Credit Facility bears interest either at the commercial bank's prime rate minus two percent or a fixed rate (which is approximately equal to LIBOR) plus one half of one percent. The interest rate was 5.84% per annum at September 30, 1999. The Credit Facility will expire on June 30, 2000, unless extended. On September 30, 1999, the Company used a portion of the proceeds from the Series A Preferred equity to pay down all amounts outstanding under the Credit Facility. The full amount of the Credit Facility was available to the Company as of September 30, 1999.

     The Company had received advances and loans from Jones International and related companies to fund its operating and investing activities in the past. Prior to April 2, 1997, The Company joined in filing a consolidated tax return with Jones International under the terms of a tax allocation agreement which was terminated subsequent to April 2, 1997. Pursuant to the terms of the tax allocation agreement, tax benefits were allocated to the Company based on its pro rata contribution of taxable loss to Jones International's taxable loss. In 1997 and 1998, Jones International elected to defer the payments of the tax benefits due to the Company pursuant to the terms of the tax allocation agreement. In the first quarter of 1999, Jones International elected to make a $1.3 million payment of tax benefits through a reduction of the intercompany balance between the Company and Jones International. The remaining intercompany balance was subsequently reimbursed to Jones International in April 1999. In the normal course of business, Jones International (1) remits funds on behalf of the Company to third parties and affiliates in payment for products and services purchased by the Company, and
(2) receives funds on behalf of the Company in payment for products and services provided by the Company. Starting in April 1999, these amounts are reimbursed from or to Jones International on a monthly basis. Outstanding advances from Jones International and related parties at September 30, 1999 were approximately $0.3 million.

     As a result of the transfer of a controlling interest in Jones Intercable from Jones International and its affiliates to Comcast Corporation in April 1999, Jones Intercable no longer shares in many of the administrative and related expenses which have historically been shared by the various entities affiliated with Mr. Jones, including the Company. Because Jones Intercable was the largest of such sharing entities, its exclusion from the allocation process has caused the Company, beginning in the second half of 1999, to incur increases in certain overhead and related costs, including rent, computer services, insurance, and personnel costs for legal, risk management and human resources services. As result, Management estimates when Jones Intercable is excluded from the allocation process of all the above noted costs, which is expected to be no later than December 31, 1999 the operating expenses most likely will increase by approximately $35,000 - $50,000 per month beginning the first quarter of 2000.

     In addition, as a result of the sale of KTV's distribution assets in September 1999, the Company will absorb substantially all of the costs of JNS, which provided cable affiliate sales and certain marketing services to the Company and KTV. Beginning in the fourth quarter of 1999, JNS will provide these services only to the Company. As result, management estimates its operating expenses will increase by approximately $70,000 per month beginning in the fourth quarter of 1999. Further, KTV will discontinue the use of certain earth station services provided by the Company beginning early in the first quarter of 2000. It is estimated that the Company's loss of revenue as result of the termination of these services to KTV will be approximately $75,000 per month.

     While Management has taken certain steps and will take additional steps to mitigate the impact of these divestitures, there will be no assurance that the Company will be able to reduce the level of these costs.

     The Company depends, and will continue to depend, significantly upon the earnings and cash flows of, and dividends and distributions from, its subsidiaries to pay its expenses, meet its obligations and pay interest and principal on the Notes and its other indebtedness. While the terms of the Company's joint ventures (including the PIN Venture) generally require the mutual consent of the Company and its joint venture partners to distribute or advance funds to the Company, there are no significant contractual restrictions on distributions from each of the Subsidiary Guarantors (as defined in the Indenture for the Company's 11 3/4 percent Senior Secured Notes) to the Company. Management believes that its cash balances, available for sale securities, remaining proceeds from the sale of its Series A Preferred equity and operating cash flow, including the cash flows of, and dividends and distributions from its subsidiaries, will be sufficient to fund the Company's cash flow requirements through 2000.

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

     The Y2K Office is currently working with the Company to implement the steps needed to address the Year 2000 problem based upon set priorities and the Company is testing the implemented solutions. The schedule for implementing and testing Year 2000 solutions for systems that have been determined to be first priority for the Company is as follows:

                                                                                                               EXPECTED
PROJECT                                                          DESCRIPTION                              COMPLETION DATE
-------                                                          -----------                              ----------------
     Financials                                             Y2K testing                                      Completed
                                                            Contingency planning                             Completed

     Unix Hardware                                          Y2K Upgrade/testing                              Completed
                                                            Y2K contingency planning                           4Q99

     LAN/WAN                                                Remediation/testing                              Completed
                                                            Contingency planning                               4Q99

     Telephony Systems                                      Y2K testing                                      Completed
                                                            Contingency planning                               4Q99

     GAC/PIN                                                Y2K testing                                      Completed
                                                            Contingency planning                             Completed

     Radio                                                  Y2K testing                                        4Q99
                                                            Contingency planning                               4Q99

     Uplink                                                 Y2K testing                                      Completed
                                                            Contingency planning                             Completed

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

        Jones International, the Company's parent, has contacted key vendors of business application and operating software to determine the compliance of their software. Several key information systems, including the primary financial software applications, have been tested and have been determined to be Year 2000 compliant. Additionally, an inventory has been conducted at the Jones International data center and the Company's Uplink facilities for all operational support systems and at the corporate office for all desktop computer hardware and software to ensure all business application and operating software is identified. The focus during the 4th quarter 1999 will be on final Y2K testing on the Company's radio studios and on contingency planning.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the year ending December 31, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company will adopt this statement by December 31, 1999. Management of the Company does not expect that the adoption of this statement will have a material impact on the Company's financial statements.

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

                    ITEM 5: OTHER MATERIALLY IMPORTANT EVENTS

     Jeffrey C. Wayne, formerly the President of the cable programming unit for the Company, has been promoted to President and Chief Operating Officer of the Company. All the Company's business units will now report to Mr. Wayne.

     Glenn R. Jones resigned his position as President on October 12, 1999. Mr. Jones remains Chairman of the Company.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          None

     b)   Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     JONES INTERNATIONAL NETWORKS, LTD.

     By:


     --------------------------------------------
              Jeffery C. Wayne
              President/Chief Operating Officer


     By:


     --------------------------------------------
              Jay B. Lewis
              Group Vice President/Finance
              (Principal Financial Officer)


     Dated:  November 12, 1999