Form 10-K405
period 1999-12-31
JONES INTERNATIONAL NETWORKS LTD /CO/
filed 2000-03-15
CIK 1067465

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

     (MARK ONE)
         /X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                       COMMISSION FILE NUMBER: 333-62077

                            ------------------------

                       JONES INTERNATIONAL NETWORKS, LTD.

             (Exact name of registrant as specified in its charter)

               COLORADO                                     84-1470911
        (State of Organization)                 (IRS Employer Identification No.)

        9697 E. MINERAL AVENUE,                           (303) 792-3111
       ENGLEWOOD, COLORADO 80112                   (Registrant's telephone no.
(Address of principal executive office                 including area code)
             and Zip Code)

       Securities registered pursuant to Section 12(g) of the Act: NONE*

                            ------------------------

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

* This Annual Report on Form 10-K is being filed pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       JONES INTERNATIONAL NETWORKS, LTD.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                               TABLE OF CONTENTS

                                                                                      PAGE NO.
                                                                                      --------
                                            PART I

ITEM 1.                 BUSINESS....................................................         2
                        Overview....................................................         2
                        Background..................................................         3
                        Principal Businesses........................................         3
                        Radio Programming...........................................         3
                        Cable Television Programming................................         7
                        Internet....................................................         9
                        Advertising Sales Services..................................        10
                        Satellite Services..........................................        11
                        Employees...................................................        11
                        Competition.................................................        12
                        Government Regulation.......................................        13
                        Risk Factors................................................        14

ITEM 2.                 PROPERTIES..................................................        15

ITEM 3.                 LEGAL PROCEEDINGS...........................................        15

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........        15

                                           PART II

ITEM 5.                 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS.........................................        15

ITEM 6.                 SELECTED FINANCIAL DATA.....................................        15

ITEM 7.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS...................................        18

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................        38

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                        AND FINANCIAL DISCLOSURE....................................        73

                                           PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........        73

ITEM 11.                EXECUTIVE COMPENSATION......................................        76

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS
                        AND MANAGEMENT..............................................        79

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............        82

                                           PART IV

ITEM 14.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                        8-K.........................................................        85

    Certain information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that Jones International Networks, Ltd. expects, believes or anticipates will or may occur in the future, including such matters as changes in the industries in which we operate, our acquisition and marketing strategies, capital expenditures, our operating strategies, the effects of competition, our expansion plans and other such matters, are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

    The information contained in this document reflects the effects of the 5-for-4 stock split of our Class A Common Stock and Class B Common Stock, which occurred January 28, 2000.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    We are a Colorado corporation incorporated in 1998 and are the successor to certain affiliated entities that previously conducted our businesses. We are a holding company. We own and operate a leading network radio programming business and two cable television networks and are developing a complementary Internet business. Through our traditional media businesses, we create, develop and produce network radio and cable programming that is distributed to more than 2,450 radio stations and 1,750 cable systems, respectively, throughout the United States. We provide advertisers with the ability to reach approximately
60 million weekly radio listeners and 42 million cable viewing households on a full- or part-time basis. We currently operate multiple web sites that extend our traditional media content and personalities to the Internet and allow us to capitalize on Internet advertising and e-commerce opportunities. As a complement to our programming businesses, we own and operate a leading network advertising sales business that provides advertisers with an efficient means to reach national radio and cable television audiences as well as Internet users. We also provide satellite services to facilitate the distribution of our programming and that of other companies.

    Our portfolio of businesses includes the following:

    - PROGRAMMING CONTENT

        RADIO. We produce or license over 2,000 hours of original radio programming weekly. This programming is comprised of twelve 24-hour formats and 19 syndicated programs. Our radio programming covers a wide variety of genres, such as country, adult contemporary, talk and Hispanic. It features well-known syndicated programs such as The Crook & Chase Country Countdown, Delilah and The Dennis Prager Show.

        CABLE TELEVISION. We own and operate two cable television networks, Great American Country (GAC) and the Product Information Network (PIN). GAC is a 24-hour country music video network reaching nearly 12 million cable households. PIN, a joint venture with Cox Communications, Inc., airs long-form paid programming produced by advertisers and infomercial providers. PIN reaches more than 30 million households on a full- or part-time basis.

        INTERNET. We have developed multiple web sites that complement our radio and cable programming content and are developing additional sites. To extend GAC and our country radio programming content to the Internet, we developed CountryStars.com, a portal catering to the "country" lifestyle. RadioDelilah.com and DennisPrager.com are examples of our web sites that extend our personality-driven radio programs to the Internet. Our web sites provide valuable cross-promotion and e-commerce opportunities.

    - PROGRAMMING SUPPORT SERVICES

        ADVERTISING SALES SERVICES. We currently represent more than 90 network radio programs or services, including over 60 programs produced by third parties that are distributed to approximately 6,000 radio stations. In addition, we sell network advertising for our two cable networks. We have recently begun to provide advertising sales services to our web sites and to web sites owned by third parties. In February 2000, we entered into an agreement to provide advertising sales services for Matchmaker.com, an online dating service. In addition, we have an exclusive long-term agreement to provide advertising sales services to Sirius Satellite Radio, one of only two licensed satellite radio providers in the United States. Sirius is expected to launch its service in the fourth quarter of 2000 with approximately 100 channels of digital radio service, up to 50 of which will carry commercials.

        SATELLITE SERVICES. We provide satellite delivery and production support services for GAC, PIN and cable channels operated by other companies. We own two satellite transponders and an uplink facility. Ownership of these assets allows us to control the distribution of our radio and cable programming. It also provides us with a cost-effective platform for launching new radio and cable networks. We generate additional revenues from leasing excess satellite capacity and providing related support services to other cable programmers.

BACKGROUND

    We were founded by Mr. Glenn R. Jones. Mr. Jones has been instrumental in leading our early growth and is our majority shareholder and Chairman.
Mr. Jones beneficially owns 95.5% of our Class B Common Stock, which has the right as a class to elect 75% of our Board of Directors, and approximately 75% of our Class A Common Stock. Mr. Jones has been a leader in the cable television business for over 35 years and in 1994 he was inducted into the Broadcasting and Cable Hall of Fame.

    We are a Colorado corporation and are the successor to certain affiliated entities that previously conducted certain of our businesses. Our corporate offices are located at 9697 East Mineral Avenue, Englewood, Colorado 80112. Our telephone number is (303) 792-3111.

PRINCIPAL BUSINESSES

RADIO PROGRAMMING

    We are a leading independent provider of high-quality radio programming to radio stations nationwide. We distribute radio programming and services to radio stations in exchange for advertising time on their radio stations that we resell to national advertisers. This allows us to provide radio stations with a cost efficient alternative to the talent, time and production expense required to develop in-house programming. We offer radio stations a wide selection of 24-hour satellite delivered formats, syndicated programming and programming consulting services. Our high-quality, personality-driven programming expands our affiliated stations' programming selections and enables them to more effectively compete in their markets.

    Our radio programming operations feature over 90 on-air personalities, the majority of whom have extensive top 25 market experience. We control the production of our programming, which allows us to tailor our programs to respond to current and changing listening preferences. Our high quality, distinctive content is designed to enable radio stations to improve the quality of their programming and to differentiate their on-air presentations from other stations in their local markets. This allows our affiliates to realize higher ratings and advertising revenues.

    To supplement our in-house programming capabilities, we have agreements with third party programmers to license and distribute their distinctive, high-quality content. An example of such third party content is "The Music Of Your Life," a 24-hour program targeted to a mature audience, hosted by Gary Owens, Wink Martindale and other well-known radio personalities. Agreements with third party programmers usually provide that the programmer creates and develops the radio program. Our role is to:

    - market the program to radio station affiliates;

    - manage the relationship with radio station affiliates;

    - sell network advertising; and

    - provide technical support and other miscellaneous services.

    We offer our programming to radio stations primarily on a barter basis. In return for providing the station with programming content, we receive commercial inventory, which we then sell to network advertisers. In cases where the radio station affiliate has low ratings, we also receive a monthly license fee. The amount of commercial inventory we receive is based on the type and length of the programming. Through our network advertising sales organization, we are able to aggregate audiences based on the radio stations receiving our programming, creating a sufficiently large audience of listeners to attract national advertisers. The commercial inventory is then sold to advertisers, to reach their target audiences in a cost-efficient and effective manner. We deliver frequency, reach and the primary measurable demographic targeted by the national advertisers, the 25 to 54 year-old adult. As a result, we currently sell advertising to over 100 national advertisers.

    Advertisers may buy our commercial inventory in the form of either "up-front" or "scatter" market purchases. Those advertisers that participate in the up-front market provide early commitments for national advertising time, typically lasting 26 to 52 weeks. The quantity and price at which advertising is sold in the up-front market depends on national advertiser demand, prevailing advertising market conditions and the ratings of the applicable network. As the inventory purchased up-front is taken out of the market, the remaining inventory available in the scatter market is generally purchased at a higher rate. Scatter purchases are for a specific, and usually shorter, periods of time and are also for a specific amount of inventory. Typically, scatter purchases are sold at prevailing market rates.

    We market our radio programming directly to radio stations through our 13-person affiliate sales group. Our affiliate sales group uses industry market research and databases to identify prospective radio station affiliates. Using this data, our salespeople develop relationships with radio station affiliates in order to serve discrete station programming needs. In addition, our marketing team assists in the sales effort with marketing campaigns, direct mail, trade advertising and sales materials. Our presence at industry conventions and trade shows also allows us to increase awareness of our radio programming and sign up new affiliates.

    We have affiliate agreements with approximately 2,450 radio stations throughout the United States. Approximately 600 of these stations receive more than one program. Our programming is generally sold on an exclusive basis to stations in their city of license. However, we are able to place different programs within the same market.

    Our radio offerings are:

    - 24-hour formats;

    - long-form syndicated programs;

    - short form-syndicated programs; and

    - programming and consultation services.

    24-HOUR FORMATS. We deliver twelve 24-hour music programs that cover many of the major music formats used by radio stations nationwide. We have radio station affiliates in all 50 states and in the 50 largest markets. Our network is designed to provide complete content for our affiliated radio stations, replacing their in-house on-air talent and significantly reducing their production costs. Our "round-the-clock" satellite-delivered programming is aired live and hosted by professional radio announcers. Examples of this type of programming include the country, adult contemporary and oldies formats. In order to present a localized image, our on-air talent record unique liners and positioning statements for each affiliate, which are delivered via satellite for broadcast at the local station. In addition, our programming provides stations with breaks to insert locally sold commercials, news, weather or traffic.

    As compensation for providing programming content and services, we receive one or two minutes per hour of commercial inventory airtime. In situations in which we receive two minutes per hour of inventory, we may also receive a monthly license fee from stations providing a lower level of audience, as measured by AQH. The typical term of these license agreements is one to three years. Historically, contract renewals average between 80% and 85%.

    We distribute the following owned or licensed (indicated *) 24-hour radio programming:

                                                                                       YEAR
                                                                                    LAUNCHED OR
24-HOUR PROGRAM NAME                                PROGRAM DESCRIPTION              LICENSED
--------------------                      ----------------------------------------  -----------
Adult Hit Radio(TM).....................  Hot adult contemporary                        1989
Soft Hits(TM)...........................  Soft adult contemporary                       1989
US Country(TM)..........................  Mainstream country                            1989
Good-Time Oldies(TM)....................  60's based oldies                             1990
CD Country-Registered Trademark-........  Hot country, personality driven               1993
NAC (New Adult Contemporary)(TM)........  Smooth jazz                                   1994
Z-Spanish(TM)*..........................  Hispanic contemporary hit radio               1994
The Music of Your Life(TM)*.............  Adult standards                               1996
Classic Hit Country(TM).................  Country artists of the 60's & 70's            1997
Rock Classics(TM).......................  Mainstream classic rock                       1997
La Bonita*..............................  Mass appeal adult contemporary Spanish        1999
La Buena*...............................  Hit regional Mexican mixed with Banda         1999
                                            ranchera

        LONG-FORM SYNDICATED PROGRAMMING. Long-form syndicated programming is designed to fill, on a daily or weekly basis, a one- to six-hour time period, such as:

    - 6 am to 10 am;

    - 10 am to noon;

    - 4 pm to 5 pm;

    - 7 pm to midnight; and

    - midnight to 6 am.

    Our long-form syndicated programs include talk shows hosted by nationally known personalities, interview shows featuring popular music talent and music countdown shows. We will continue to develop and acquire new syndicated programming in order to increase our talent pool and audience size and to respond to the needs of our affiliate stations. Two examples of our commitment to develop new programming are Nashville Nights and The Dennis Prager Show. In July 1998, we launched "Nashville Nights," a long-form country show produced at a prominent country radio station in Nashville and distributed to over 100 radio stations via satellite. We are responsible for all sales and marketing efforts and our 50% venture partner, AMFM, Inc., is responsible for production of the program. In April 1999, we launched The Dennis Prager Show on a national basis. We produce this two-hour daily talk show, which focuses on the moral and ethical implications of current day events and issues. The show is broadcast from KABC-AM in Los Angeles, California, where Mr. Prager has been on the air for over 17 years. We distribute the program via satellite to radio station affiliates nationwide and are responsible for marketing the show to affiliates and the advertising community. In addition, we produce a newsletter and audio and video tapes of the program, which are sold to customers worldwide through telemarketing and our Internet site. We have also added two high-growth syndicated shows, Delilah and Neon Nights, through our acquisition of Broadcast Programming.

    We target and distribute our long-form programming to larger market radio stations that typically have bigger AQH. These shows, because they are personality-driven, tend to garner high ratings in the markets where they are carried. In return for providing this programming, we receive up to six minutes per hour of commercial inventory from our radio station affiliates for each hour of programming. The typical affiliate agreement for long-form programming is one year.

    We distribute the following owned or licensed (indicated *) long-form radio programming:

                                                                                       YEAR
                                                                                     LAUNCHED,
                                                                                    ACQUIRED OR
LONG-FORM PROGRAM NAME                                  DESCRIPTION                  LICENSED
----------------------                    ----------------------------------------  -----------
Crook & Chase Centerstage
  Specials(TM)..........................  Special shows programmed for holidays         1996
The Crook & Chase Country
  CountDown(TM).........................  Country's amiable ambassadors featuring       1996
                                            today's top country songs
Country's Most Wanted...................  In-studio appearances and artist              1998
                                          interviews
hardDrive(TM)...........................  A Billboard Magazine syndicated program       1998
                                            of the year nominee that features
                                            alternative rock artists and music
The McLaughlin Radio Hour*..............  Hosted by John McLaughlin                     1998
Up Close................................  Weekly music and interviews featuring         1998
                                            album-oriented rock artists
Your Weekend with Jim Brickman..........  Lifestyle information and celebrity           1998
                                          guests for adult contemporary stations
Nashville Nights........................  Live evening show from Nashville              1998
                                          featuring in studio performances by
                                            country's hottest acts
All Access..............................  Monthly specials recorded live featuring      1998
                                            cutting edge artists
The Dennis Prager Show..................  Monday through Friday show focused on         1999
                                            moral and ethical issues in everyday
                                            life
Rhona At Night*.........................  Daily talk show based on sex and              1999
                                            relationships, hosted by Rhona Raskin,
                                            a registered clinical counselor
Delilah.................................  Monday through Friday show featuring          1999
                                          love songs and personal relationship
                                            discussions
Neon Nights.............................  Evening country music show                    1999

    SHORT-FORM SYNDICATED PROGRAMMING. Our short-form programs, generally less than five minutes in duration, consist largely of 60 to 90 second entertainment news reports that can be interactive with the programming of affiliated radio stations. The typical affiliate agreement for short-form programming is approximately one year. We receive one to two minutes of commercial inventory airtime in return for such programming.

    We distribute the following owned or licensed (indicated *) short-form programming:

                                                                                YEAR LAUNCHED
                                                                                 ACQUIRED OR
SHORT-FORM PROGRAM NAME                              DESCRIPTION                  LICENSED
-----------------------                 --------------------------------------  -------------
Fight Back! With David Horowitz*......  Popular consumer advocate                    1998
Oldies Calendar With CharlieTuna......  A daily calendar with information            1998
                                        culled from Charlie's years of
                                          interviews with artists

    SERVICES. We also provide radio stations services such as news, information on current events and comedy services designed to assist on-air talent in preparation for these shows. Examples include comedy sound bites, song parodies, fake commercials and show preparation fax services.

    We distribute the following owned or licensed (indicated *) services programming:

                                                                                YEAR LAUNCHED,
                                                                                 ACQUIRED OR
SERVICE NAME                                         DESCRIPTION                   LICENSED
------------                            --------------------------------------  --------------
American Comedy Network (TM)(ACN).....  Premier comedy service                       1998
ACN/PDQ...............................  Satellite version of ACN                     1998
Associated Press*.....................  Current news                                 1999
BP Total Radio........................  Programming consulting service               1999

    We also provide custom programming and consulting services to approximately 800 radio stations, including:

    - format change recommendations;

    - playlist and talent critiques; and

    - other technical and programming consultation services.

    RECENT ACQUISITION. On February 28, 2000, we acquired a company that provides news and information to radio stations. MediaAmerica had an advertising sales agreement with such company. The aggregate purchase price was $1.34 million and was paid 50% in cash and 50% in our Class A Common Stock. The results of this acquisition have not been included in any pro forma results in this document.

CABLE TELEVISION PROGRAMMING

    We own and operate two cable networks:

    - Great American Country; and

    - Product Information Network.

        GREAT AMERICAN COUNTRY. GAC is a 24-hour country music video network launched on December 31, 1995. GAC features a mix of current top country hits and past country hits that capitalize on the popularity of country music. GAC is programmed to appeal to the largest, most affluent market segment of the country music audience--the 25 to 54 age group. GAC acquires its music videos at no cost from record companies, which use this method to promote their performing artists. GAC also airs long form shows, including "Fast Forward," "The Top 15 Country Countdown," "Behind the Scenes" and "Inside Country." We believe that the programming quality of GAC has significantly benefited from our experience in the country music radio programming business.

        GAC derives its revenues from license fees and national advertising. The typical length of GAC's affiliate agreements is ten years. The monthly license fee rate card for GAC during 1999 was $.055 per subscriber. GAC's affiliate agreements typically provide for annual escalators of $.005 per month per subscriber. Typically, such fees are waived for a period of time after initial launch as an incentive to attract new affiliates. The fees are also subject to volume discounts based on the number of subscribers receiving GAC or the subscriber commitment made by the MSO. This strategy has allowed us to supplant our competitors' programming with GAC in top country markets, including Dallas, Atlanta, Reno, Sacramento, Cincinnati, Detroit, Baltimore, Knoxville, Chattanooga and Charleston.

        GAC began developing its national spot advertising efforts in late 1997 and currently generates over $400,000 per month in advertising revenue. GAC's advertising sales are impacted by a variety of factors, including the level of distribution, ratings, prevailing advertising market rates, sellout rates and number of advertising minutes available for national advertising. In January 2000, GAC began to receive rating services from Nielsen. Nielsen ratings will allow us to better identify our viewership at specific time periods of the day, which in turn will enhance our ability to sell national spot advertising. We believe that as GAC continues to increase its subscriber level, we will be able to target a broader group of advertisers and derive higher advertising revenues based on traditional spot advertising, as opposed to relying on direct response advertising.

        GAC is distributed to nearly 12 million subscribers on a full-time basis and the subscriber base is growing at a rapid rate. GAC has affiliate agreements that allow it to seek carriage on all of the cable systems owned by five of the ten largest MSOs, including:

       - Adelphia Communications Corporation;

       - AT&T Corporation;

       - Comcast Corporation;

       - MediaOne Group, Inc.; and

       - Time Warner Inc.

        GAC also has an affiliate agreement with the National Cable Television Cooperative, Inc., a cable programming cooperative.

        PRODUCT INFORMATION NETWORK. PIN is a satellite-delivered long-form advertising service owned by the PIN Venture, a joint venture with Cox Communications, Inc. PIN was launched in February 1995 and is distributed on its own dedicated channel 24-hours a day, seven days per week.

        In September 1995, Adelphia received an interest in the venture in exchange for a 10-year affiliate agreement to carry PIN on its cable systems. In April 1997, we acquired an 8.35% equity interest in the PIN Venture from Adelphia. This acquisition resulted in our owning over 50% of the venture. On December 31, 1998, we acquired Adelphia's remaining interest in the PIN Venture, increasing our equity position to 55.3%. Cox is now our sole joint venture partner in PIN. We are the manager of the PIN Venture and are responsible for its day-to-day operations.

        PIN generates its revenues through the sale of long-form paid advertising known as infomercials. An infomercial is an advertisement paid for by the advertiser based on the time of day when the infomercial is aired. Infomercials are usually one-half hour in length and are often produced in an entertainment format. PIN's programming is produced and provided by its advertisers at no cost to PIN. The majority of current programming consists of traditional infomercials from major infomercial producers, such as the Guthy Renker Corporation.

        PIN compensates cable system operators for carriage through a rebate program. Such payments, which are generally in the form of annual rebates per subscriber, averaged approximately 75% of PIN's net advertising revenues in 1999. For 1999, we paid full-time affiliates an average of $1.42 per full-time subscriber.

        PIN is distributed to subscribers through 425 cable systems and broadcast affiliates and is carried on a portion of the cable systems of nine of the ten largest MSOs, including:

       - Adelphia Communications Corporation;

       - AT&T Corporation;

       - Cablevision Systems Corporation;

       - Charter Communications Inc.;

       - Comcast Corporation;

       - Cox Communications Inc.;

       - Cable One, Inc.;

       - MediaOne Group, Inc.; and

       - Time Warner Inc.

        PIN's standard affiliation agreement generally requires a one-year commitment of carriage. However, the Jones Intercable, Cox
    Communications Inc. and Adelphia Communications Corp. agreements are long-term agreements, each with more than five years remaining. As of December 31, 1999, PIN was distributed on a full- or part-time basis to cable television systems and broadcast television stations representing over 30 million households.

INTERNET

    We have developed multiple web sites that extend our radio and cable programming content and personalities to the Internet and allow us to capitalize on advertising and e-commerce opportunities. We have extended our cable programming such as GAC, to the Internet by developing CountryStars.com, a site that offers content catering to country music fans and the "country" lifestyle. Similarly, we have extended our radio programming, such as "Delilah," to the Internet with our RadioDelilah.com site. This site provides fans the ability to find out more about Delilah, her radio show and the show's related products. We have created similar sites for several other of our radio programs, including "Neon Nights," "Country's Most Wanted" and "The Dennis Prager Show."

    We cross-promote our web sites by using our traditional media channels, through which we drive traffic to our sites by using commercial inventory, in-programming and on-air promotion. Our show hosts and personalities direct viewers and listeners to web sites for programming information, personal appearance schedules and related entertainment links. By utilizing our content and promotional capabilities to extend our branded programming to the Internet, we have developed new advertising and e-commerce revenue opportunities in an effective and cost-efficient manner. In addition, our advertising sales organization offers national advertisers "one-stop shopping" opportunities to purchase advertising packages that reach across radio, cable and the Internet. Based on the initial success of this model, we intend to replicate this strategy on our other branded radio and television programming.

    The primary driver for increasing both advertising sales and e-commerce revenues is traffic on our web sites. We use our commercial inventory and on-air promotions to drive visitors to our multiple sites and encourage viewer and listener participation through the Internet. For example, GAC's popular show "The Top Fifteen Country Countdown" is tied directly to CountryStars.com. Each week, thousands of visitors vote for their favorite videos on-line and this data is used to determine the top 15 videos for that week's show. CountryStars.com site vistors are also given the opportunity to purchase GAC premium items and soon will be able to choose from a wide selection of merchandise, including compact discs, apparel, specialty foods, books, country memorabilia and collectibles.

    The traffic that we drive to our web sites through our traditional media allows us to offer advertisers the ability to target a pre-qualified audience that has demonstrated a focused interest in related content. For example, advertisers that purchase time on our radio program "Delilah," can extend their purchase to the RadioDelilah.com site. Because our advertising sales efforts for radio, cable and the Internet are handled by our in-house sales organization, this strategy allows us to create cost effective, integrated advertising packages for our clients.

    Our portfolio of Internet sites includes the following:

    COUNTRYSTARS.COM. CountryStars.com is a "country" lifestyle portal offering entertainment, information and shopping related to the country lifestyle. The site offers fans a variety of news and information about their favorite country music artists.

    RADIODELILAH.COM. Radiodelilah.com is a site designed for listeners and fans of the Delilah syndicated radio program.

    RADIOLIA.COM. Radiolia.com is a web site connected with the Neon Nights syndicated radio show, hosted by Lia Knight.

    DENNISPRAGER.COM. The Dennisprager.com site, associated with The Dennis Prager Show.

ADVERTISING SALES SERVICES

    Most radio stations carry some form of network or syndicated programming during part of the day or week. The current demand for syndicated programming has resulted in a large number of syndicated program producers, some of whom are not able to accumulate sufficient audience or national coverage to attract advertising revenues from national advertisers. MediaAmerica was created in 1987 to service these independent producers. By consolidating the advertising sales revenues from multiple syndicators, in addition to our owned programming, we have the economies of scale to staff a national sales organization beyond what some individual producers could independently afford. In addition, we have the ability to aggregate the commercial broadcast time of these syndicators and present packages for sale to national advertisers such as General Motors Corp., Procter & Gamble, Warner-Lambert, Amazon.com, A&E Television and GEICO. Our ability to aggregate time benefits syndicators by giving them access to advertisers that typically only purchase commercial broadcast time delivering a specific threshold level of the national audience. Advertisers benefit from the ease of buying from one professional sales organization that can deliver a larger audience versus a single producer. The producer pays us a commission for the sale of the commercial broadcast time and related services such as inventory management, commercial scheduling, proof-of-performance collection and financial services.

    We represent over 90 programs or services produced by approximately 30 programmers. Such programs include The Motley Fool produced by Cox Radio, Newsweek on Air and NASCAR Motor Racing Network. In general, our advertising sales agreements have terms of one to three years in duration and provide for commissions as a percentage of net sales and revenues from the sale of advertising time after deducting standard advertising agency fees. These agreements typically give us exclusive network advertising sales rights for the programming.

    Our 16 advertising account executives and sales managers are located in six major advertising markets in the United States (New York, Los Angeles, Chicago, Dallas, Detroit and Denver). In the first half of 2000, we intend to open a sales office in Nashville. These account executives market the commercial broadcast time of our producers and programs via personal selling to national advertisers and their advertising agencies. The sales team has an average of 16 years experience in the advertising sales and sales management arena. Additionally, we are in the process of developing numerous cross-selling opportunities and other synergies that arise from the complementary nature of our services and customer base of national advertisers.

    In order to serve our many producers and advertising clients, we have developed a state of the art, proprietary software system that handles the sales proposal, airtime inventory management and order processing for our advertising sales. In addition, our research department continuously analyzes a variety of data to provide our salespeople with accurate estimates of listening audiences, creative means to demonstrate the particular advantages of the programs we sell, and network radio's advantages versus other media forms. We utilize audience listening data from Arbitron, an independent rating service, to develop our audience and demographic reports for all of our programs.

    In addition to our network radio business, we sell network advertising for our two cable networks. With the recent launch of our Internet effort, we have begun providing advertising sales services to our own web sites and to those owned by third parties. In February 2000, we entered into a two-year agreement (which can be extended for an additional year) to provide advertising sales services for Matchmaker.com, an online dating service owned by Metrosplash.com. We also have an exclusive long-term agreement to provide advertising sales services to Sirius Satellite Radio, one of only two licensed satellite radio providers in the United States. Sirius is expected to launch its service in the fourth quarter of 2000 with approximately 100 channels of digital radio service, up to 50 of which will carry commercials.

SATELLITE SERVICES

    We support our distribution of programming with satellite services. We transmit our radio and cable television programming directly to radio stations, cable system operators and other video distributors via satellite transponders that we either own or lease. We provide playback services, trafficking and ground-to-satellite transmission of our programming services from our uplink facility in Englewood, Colorado. Through digital compression of one of our transponders we have created additional channel capacity to use either for our own programming or to lease to other parties.

    We own two satellite transponders on strategically positioned GE Americom satellites, Satcom C-3 and Satcom C-4. Through these transponders, we deliver a variety of popular cable television programming. We use digital technology in providing uplink, playback and trafficking services. On Satcom C-3, GAC, PIN and two related parties lease four of seven available channels. The lease terms are generally for the remaining life of the satellite. One related party's lease, however, is for a seven-year term with a one-time option, exercisable by the related party on six months advance notice, to terminate the lease on July 1, 2001. We anticipate this option will be exercised. A fifth channel is leased to a third party through the life of this satellite. This lease is in default due to nonpayment and it is unlikely we will receive further payments under this lease. At minimal incremental cost, we could further digitally compress the transponder to add at least three additional channels.

    We have leased the C-4 transponder to an unrelated party. This lease terminates on December 31, 2002, with an option, exercisable by the lessee, to extend through October 16, 2004. The lease provides for monthly payments averaging $160,000.

    We continue to market our additional compressible capacity on our Satcom C-3 transponder and related services. We expect that our satellite transponders will be effective to provide distribution for radio and television programming until 2004, at which time we will be required to locate new satellite transponder space to use for our programming.

EMPLOYEES

    We refer to our employees as associates. As of December 31, 1999 we had 269 full-time and 84 part-time associates. In addition, we maintain relationships with independent writers, program hosts, technical personnel and producers. None of the associates are covered by a collective bargaining agreement and we believe our employee relations to be good.

COMPETITION

    RADIO PROGRAMMING. Our radio network competes for national advertising revenues and radio station affiliates with major network radio distribution companies, as well as with a large number of smaller independent producers and distributors. The dominant competitors in the industry are affiliated with major station owners, have recognized brand names and control large networks that include affiliates to which the competitors pay to broadcast the network's commercials. Beginning in early 1997, many of our larger competitors began to consolidate, thus intensifying competition.

    Our largest competitors include ABC Radio Networks, Westwood One/CBS Radio Networks, Premiere Radio Networks and AMFM.

    Radio networks also face competition from local radio stations. With the advent of new technologies, local radio stations can pre-record their local announcers and automate their operations. This allows for cost reductions and greater operating efficiency. A recent technological innovation, satellite radio, permits national radio stations to broadcast digital quality radio programming nationwide via satellite. In February 1997, the FCC auctioned two satellite radio licenses. These licenses were awarded to Sirius Satellite Radio (formerly CD Radio) and XM Satellite Radio. Sirius satellite radio service is expected to be available in late 2000. Additionally, recent technological advancements have improved the quality and availability of Internet radio, which includes the technology of wireless Internet radio for automobiles. We cannot predict what effect digital satellite radio or Internet radio will have on the radio industry or on us.

    CABLE TELEVISION NETWORKS. Our cable television networks compete for distribution, viewers and advertising revenues with hundreds of cable and broadcast television networks supplying a variety of entertainment and infomercial programming. GAC's principal direct competitor is Country Music Television, an advertiser-supported basic cable network owned by CBS, Inc., that delivers country music videos on a 24-hour basis. GAC also competes with CBS's The Nashville Network. PIN competes directly with at least two other infomercial networks, Access Television Network and GRTV, both of which have significant distribution capabilities. PIN also competes with at least 30 cable television networks that air infomercial programming, many of which have a substantial number of subscribers.

    With advances in technology, we expect to encounter additional competition for viewers as technological advances, such as the deployment of fiber optic cable, digital compression technology and the multiplexing of cable services are examples of new technologies that allow cable systems to expand their channel capacity and enhance their ability to add networks.

    INTERNET. The e-commerce and Internet advertising markets are competitive. The volume and variety of companies engaged in e-commerce creates significant competition for e-commerce dollars. We compete with other music web sites, some of which target the same audience segments.

    ADVERTISING SALES SERVICES. The network advertising representation business is highly competitive, both in terms of competition to gain program provider clients and the sale of airtime inventory to national advertisers. Our network advertising representation business competes with major network radio distribution companies operating divisions that sell their own company's airtime inventory and contract with third party radio programmers to sell their national airtime inventory. Over the last three years, many independent program providers have been acquired by major network distribution companies. These companies have large amounts of commercial inventory to sell and also possess significant resources.

    We also compete on behalf of our clients for advertising dollars with other media such as broadcast and cable television, print, outdoor and Internet. The primary factors determining success in the radio advertising sales service industry are strong relationships with advertising agencies and national advertisers, acquisition and maintenance of representation contracts from producers with high quality, name brand products and experienced advertising sales personnel.

    We also compete for Internet advertising revenues with large web publishers, search engine companies, advertising networks and other advertising sales services. The primary competitors offering Internet advertising sales services are Doubleclick, 24/7 Media and Flycast. These three companies, whose combined revenues are currently only 6% of total Internet advertising revenues, have created networks that represent thousands of affiliated web sites.

    SATELLITE SERVICES. We compete in the delivery of domestic satellite services with satellite owners and resellers, satellite service providers, microwave carriers and full-service teleports.

    Our principal competitors have substantially greater resources, including Vyvx Teleport, TCI National Digital Television Center, GE Americom and Hughes Electronics Corp. We believe that transmission quality, reliability, price and the location of uplink facilities are the key competitive factors in this market.

    OTHER COMPETITIVE FACTORS. As there are generally few legal barriers or proprietary rights to prevent entry into our markets, we could face future competition from new competitors offering services similar to ours. Many of our competitors have greater resources and there can be no assurance that we will be able to compete successfully in the future. Also, technology changes, such as Internet and satellite delivered radio and television, could cause the entry of new competitors.

GOVERNMENT REGULATION

    Although our radio and television networks are not generally directly regulated by the FCC, the radio stations and cable television systems to which we sell our programming are regulated. As a result, the federal laws and FCC regulations that affect these entities indirectly affect us.

    Among other things, the FCC adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and sale of radio and television stations. The FCC also has the power to impose penalties for violations of its rules or federal statutes. Such regulation may adversely affect us. Recent federal regulation has resulted in a greater number of radio group owners seeking to reduce costs.

    The cable television industry is subject to extensive federal, state and local regulation. Regulation can take the form of price controls, programming carriage requirements and programming content restrictions. Such regulation could affect the availability of time on local cable television systems for sale by us, as well as the price at which such time is available. Both GAC and PIN are subject to the FCC's rules requiring closed captioning for the hearing impaired on all programming beginning in the first quarter of 2000. We expect that compliance with these rules will not have an adverse effect on our financial condition. We cannot assure you that material, adverse changes in regulations affecting us, or the cable television industry in general, will not occur in the future.

    Our satellite delivery and production support services are directly regulated by the FCC. We hold FCC microwave and earth station uplink licenses that we utilize to provide delivery and support services. Because these licenses relate primarily to the technical operation of our microwave and uplink facilities, which are used for internal purposes and program delivery, there are only limited regulatory burdens associated with keeping these licenses in good standing.

                                  RISK FACTORS

    Our business involves certain risks, related to, among other factors:
(i) our history of net losses, (ii) our outstanding debt and the restrictions imposed by the Indenture pursuant to which the debt was issued, (iii) our dependence upon earnings and cash flow of our subsidiaries, (iv) distribution of our radio and television programming, (v) dependence on advertising relationships and revenues, (vi) the implementation of our Internet strategy,
(vii) business expansion issues, (viii) our stock ownership, (ix) the fact that we engage in and expect to continue to engage in certain transactions with our affiliates, (x) intense competition from various sources which affect all aspects of our business and (xi) other information about us set forth in this Form 10-K Report and our other filings with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

    Our principal executive offices are located in Englewood, Colorado. We sublease office space from affiliates of Jones International, as well as office space and studio space from third parties. See "Certain Relationships and Related Transactions." In addition, we own 8.4 acres of land in Englewood, Colorado. We believe our office space, studio space and Earth Segment's satellite uplink facility are adequate to meet our current needs. The following table lists the location and square footage of our facilities and indicates whether these are owned or leased:

ENTITY UTILIZING FACILITY                           LOCATION         SQUARE FOOTAGE   OWNED/LEASED
-------------------------                      -------------------   --------------   ------------
Earth Segment................................  Englewood, Colorado       13,194       Owned
Company......................................  Englewood, Colorado        7,571       Leased
Jones Radio Network..........................  Englewood, Colorado       17,496       Leased
MediaAmerica.................................  New York, New York        18,868       Leased
MediaAmerica.................................  Chicago, Illinois            224       Leased
                                               Milford,
MediaAmerica.................................  Connecticut                1,966       Leased
MediaAmerica.................................  Dallas, Texas                150       Leased
MediaAmerica.................................  Detroit, Michigan            125       Leased
MediaAmerica.................................  Washington, D.C.             350       Leased
MediaAmerica.................................  Los Angeles, CA              108       Leased
Broadcast Programming........................  Seattle, WA               16,560       Leased

ITEM 3. LEGAL PROCEEDINGS

    From time to time, we are involved in routine legal proceedings incident to the ordinary course of our business. We believe that the outcome of all such routine legal proceedings in the aggregate will not have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

    Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

    The following tables summarize certain financial and operating data for our business. This information should be read along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes to those statements included elsewhere in this document. The historical statements of operations and balance sheet data as of and for each of the years in the five-year period ended December 31, 1999, have been derived from our consolidated financial data. This data has been audited by Arthur Andersen LLP, independent auditors.

                                                                              YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------------------------
                                                           1995          1996          1997          1998          1999
                                                        -----------   -----------   -----------   -----------   -----------
                                                         (IN THOUSANDS EXCEPT SHARE, PER SHARE AND RADIO STATION AFFILIATE
                                                                                       DATA)
STATEMENT OF OPERATIONS:
  Revenues............................................  $   15,127    $   16,654    $   29,112    $   38,212    $   64,366
  Operating expenses:
    Operations........................................       8,095         8,914        17,049        27,181        43,617
    Selling and marketing.............................       1,374         1,807         3,491         5,412         6,438
    General and administrative........................         303           581         1,151         1,116         1,491
    Depreciation and amortization.....................       3,888         4,476         5,168         6,266        10,775
                                                        ----------    ----------    ----------    ----------    ----------
      Total operating expenses........................      13,660        15,778        26,859        39,975        62,321
                                                        ----------    ----------    ----------    ----------    ----------
  Operating income (loss).............................       1,467           876         2,253        (1,763)        2,045
                                                        ----------    ----------    ----------    ----------    ----------
  Interest expense, net...............................       4,006         4,428         5,569         8,195        11,729
  Other expense.......................................           5          (841)          616         1,228           (32)
  Income tax provision (benefit)......................        (498)         (387)       (1,342)           49          (470)
  Minority interest...................................          --            (9)          903           215           881
                                                        ----------    ----------    ----------    ----------    ----------
  Net loss............................................  $   (2,046)   $   (2,315)   $   (3,493)   $  (11,450)   $  (10,063)
                                                        ==========    ==========    ==========    ==========    ==========
  Net loss per common share:
    Basic.............................................  $    (0.40)   $    (0.45)   $    (0.64)   $    (1.71)   $    (1.32)
    Fully diluted.....................................  $    (0.40)   $    (0.45)   $    (0.64)   $    (1.71)   $    (1.32)
  Weighted average shares outstanding:
    Basic.............................................   5,129,466     5,129,466     5,500,560     6,715,805     7,617,926
    Fully diluted.....................................   5,129,466     5,129,466     5,500,560     6,702,010     7,601,868

OTHER DATA:
  EBITDA(a)...........................................  $    5,355    $    5,352    $    6,599    $    4,290    $   11,960
  Capital expenditures................................       1,262         2,969         1,367         2,258           850
  Cable programming distribution payments(b)..........          --            --            --         3,064         6,354
  Net cash provided by (used in):
    Operating activities..............................         364         4,776         7,589        (7,065)        2,398
    Investing activities..............................      (1,873)       (3,971)       (1,156)      (35,021)      (32,633)
    Financing activities..............................        (809)         (807)       (2,720)       59,023        22,851

AUDIENCE DATA (at end of period):
  Radio station affiliates(c).........................         929         1,273         1,484         2,146         2,485
  Radio Station AQH (24-hour formats)(d)..............       1,530         2,180         2,296         2,369         1,986
  Radio Station AQH (syndicated)(d)...................          --           834         1,048         6,090        12,401
  Great American Country subscribers(e)...............          14         1,049         1,550         7,131        11,971
  Product Information Network subscribers(e)..........       4,825         8,111        11,497        20,634        30,094
  Product Information Network FTRE's(f)...............       3,607         4,803         7,036         8,647        12,934

BALANCE SHEET DATA (at end of period):
  Cash and cash equivalents(g)........................  $        5    $        4    $    3,717    $   10,654    $   13,271
  Working capital (deficit)...........................        (847)       (6,615)       (9,331)       16,047        13,246
  Total assets........................................      36,352        38,298        41,358       110,894       128,462
  Total long-term debt(h).............................      53,476        53,277        45,312       100,000       100,000
  Shareholders' equity (deficit)......................     (20,360)      (23,269)      (18,206)      (11,333)        2,702

-------------
(a) EBITDA is unaudited and represents operating income (loss) plus depreciation and amortization minus the EBITDA attributable to the minority interest in the PIN Venture, a consolidated 55.3%-owned subsidiary. Management acknowledges that EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles. However, EBITDA is a measure widely used by analysts and investors in the media industry to determine a company's operating performance and ability to service and incur debt. EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

(b) Cable programming distribution payments made by GAC to multiple system cable television operators for carrying GAC programming. These payments are reflected as intangible assets on the balance sheet and are amortized over the period during which any portion of such payment is refundable (usually 5 to 10 years).

(c) Represents the number of non-duplicating radio station affiliates receiving our programs at the end of the periods indicated.

(d) AQH represents the average audience estimated to have listened, for a minimum of five minutes during any quarter hour, to a radio station broadcasting our advertising. For the 24-hour formats, the period used to determine AQH is Monday through Friday, 6am to 7pm. The period used to determine AQH for syndicated programs is the time during which the commercials associated with the programs or services are broadcast. These AQH estimates are derived from data provided by Marketron (a third party processor) that is based on Arbitron copyrighted and proprietary audience estimates. They are not estimates produced by Arbitron. Radio advertising is generally sold on the basis of the listening audience as quantified by AQH.

    Beginning in the period ended December 31, 1998, we have excluded the AQH related to non-recurring specials. AQH (24-hour formats) has been restated for periods prior to 1998 to reflect our creation in 1998 of a second selling network resulting from the division of our then-existing network. This division more accurately reflects our audience to radio advertisers. The effect of this restatement is to make periods prior to 1998 comparable to 1998 and later periods.

(e) Represents the total number of subscribers at the end of the periods indicated.

(f) FTREs represent the number of full-time revenue equivalent subscribers receiving PIN at the end of the periods indicated. FTRE weights part-time subscribers based on the number of hours carried, the daypart carried and the revenue associated therewith.

(g) Excludes restricted cash of $10.0 million at December 31, 1998.

(h) Includes current and non-current maturities of long-term debt and capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-K. THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN ANY FORWARD-LOOKING STATEMENT.

OVERVIEW

    We create, develop, acquire and produce programming that we distribute to radio stations, cable television system operators and other video distributors. We have also recently launched multiple, complementary web sites extending our programming content and talent to the Internet. Through our leading advertising sales business, we are able to capitalize on our multi-platform programming content and our ability to effectively target a nationwide audience, providing national advertisers with an efficient means to aggregate their desired demographic groups. We also provide satellite services for our two cable networks and for other cable networks.

    The comparison of our results of operations from period to period is affected by the purchase of the business of MediaAmerica on July 10, 1998 and the purchase of Broadcast Programming on August 2, 1999.

OPERATING MODEL

    Our revenues and operating expenses are derived from radio programming and cable television programming businesses, advertising sales services and satellite support services and, starting in the fourth quarter of 1999, include Internet operations. Operating expenses are comprised of operations expenses, which are direct expenses and related expenses incurred by each business segment, selling and marketing expenses, general and administrative expenses, and depreciation and amortization expenses.

RADIO PROGRAMMING

    Our radio programming revenues consist primarily of advertising revenues and, to a lesser extent, monthly license fees paid by smaller radio station affiliates. We provide radio programming and services to radio stations in exchange for advertising time that we resell to national advertisers who market their products or services on our radio network. We recognize revenues upon airing advertisements. In smaller markets, we charge radio stations monthly license fees in addition to advertising time. Revenues from license fees have remained stable, reflecting our decision to focus on programming targeted at larger market radio stations that generally are not charged license fees.

    Radio programming operations expenses consist of program licensing, program development and production costs, distribution and delivery costs and other costs, including the costs of researching, designing, producing and licensing programs for our radio network. Radio distribution and delivery costs include satellite transponder expenses, uplinking charges and other associated costs.

CABLE TELEVISION PROGRAMMING

    We provide cable television programming to cable television system operators and other video distributors, sell advertising time on our two cable networks and receive a license fee for our country music television network. We recognize advertising revenues upon airing advertisements. Any amounts received from customers for advertisements that have not been aired during the period are recorded as unearned revenues until such time as the advertisements are aired.

    GREAT AMERICAN COUNTY. GAC's revenues consist of advertising revenues, as well as subscriber license fees paid by cable operators who receive the network. GAC generates advertising revenues by selling airtime to advertisers. GAC's advertising revenues consist of both direct response and national spot advertising. Direct response advertising is airtime sold to agencies or national advertisers who have developed commercials designed to motivate viewers to call an 800 phone number to purchase their product or service. Payment for such advertising is typically guaranteed, regardless of viewer response. Direct response advertising usually earns significantly lower rates than traditional national spot advertising.

    Traditional national spot advertising is typically sold by cable television networks that can demonstrate an ability to deliver the type and quantity of viewers that national advertisers seek to target with their advertising. As the number of GAC subscribers and audience continue to increase, GAC will become a more attractive advertising vehicle for national spot advertisers. Advertising revenues are impacted by a variety of factors, including the level of distribution (number of subscribers), ratings, audience composition (demographics), advertising market conditions and the amount of advertising inventory allocated for national advertising.

    License fee revenues are earned monthly based on a per subscriber rate set pursuant to the cable operator's agreement with us and the number of subscribers that are receiving GAC during the month.

    Historically, we have typically entered into 5 to 10 year contracts with affiliates providing for carriage of GAC. In order to increase the distribution of GAC, we offer affiliates a one-time cable programming distribution payment, which is generally based on the number of subscribers receiving the GAC service. These payments are capitalized and amortized over the period during which any portion of such payment is refundable.

    PRODUCT INFORMATION NETWORK. We launched PIN in February 1995 as a joint venture with Cox Communications, Inc. and, later, with Adelphia Communications Corp. We now own 55.3% of PIN. Effective April 1, 1997, we consolidated the results of operations of PIN for financial reporting purposes. As a part of the organization of PIN and in exchange for their equity interests, Cox and Adelphia agreed to carry PIN for 10 years.

    PIN generates its revenues through the sale of long-form paid advertising known as infomercials. An infomercial is an advertisement that is paid for by the advertiser on the basis of the time of day it is aired and the number of homes reached at that time of day. Infomercials are approximately one half-hour in length and are often produced in an entertainment format with high production quality. As PIN increases its distribution to additional households, we believe PIN will be able to increase the rates it charges for airtime.

    PIN compensates cable system operators for carriage of PIN through a rebate program. Such payments, which are generally in the form of annual rebates per subscriber, averaged approximately 75% of PIN's net advertising revenues in 1999 attributable to the time that the cable system carried PIN programming.

    Because most of the programming on our cable networks is provided to us without cost, cable television programming operations expenses consist primarily of program distribution and delivery costs, such as satellite transponder expenses, uplinking charges and associated costs.

INTERNET

    We currently operate multiple web sites that allow us to capitalize on Internet advertising and e-commerce opportunities. We anticipate deriving revenues from our Internet web sites through three primary sources:

    - ADVERTISING SALES. Our advertising sales include the sale of "banner ads" through our network advertising representation services, sponsorship of events and other special content, "click through" Internet advertising sold separately or packaged with our other advertising inventory, and audio and video advertising packaged with "streaming media" and Internet radio products.

    - E-COMMERCE. Our web sites will highlight the availability of products that are of interest to site visitors. Visitors who wish to purchase a particular product will be able to "click" directly to that product within the web site storefront and will be exposed to other related products. Most products will be supplied by third parties, such as catalog distributors and wholesalers, with established procurement and fulfillment capabilities. We may also pursue additional e-commerce opportunities such as online auctions and ticket sales.

    - PAY-PER-VIEW. We plan to sell live events on a pay-per-view basis to web site visitors with high-speed, broadband Internet connections. We plan to test the technology for streaming programming content over the Internet in 2000 and to begin regularly scheduled pay-per-view events in subsequent years.

    We are implementing a broad Internet strategy in which we will develop web sites for many of our radio formats and certain of our syndicated programming. As a result, Internet operations expenses increased substantially beginning in the fourth quarter of 1999 and will continue to increase in 2000. To date, we have not generated significant revenues from our Internet business, nor have we incurred significant costs in creating, developing and operating our Internet business. Over the next 12 to 18 months we anticipate salary, content development and associated expenses and marketing expenses to increase as we develop new web sites and expand our existing web sites.

ADVERTISING SALES SERVICES

    Our advertising sales services business produces revenue by charging fees to advertising sales services clients. Fees generally consist of a percentage of the advertising revenue generated on the client's national radio programs. By combining our owned and third party advertising inventory, we have the ability to create customized advertising networks that allow advertisers to reach their target markets. We are also developing an Internet advertising sales services business, which will sell national advertising for our own web sites, as well as the web sites of third parties. We believe we will begin to generate Internet advertising sales services revenues in the first half of 2000. Further, in 2000 we will expand sales of national spot advertising for GAC through our existing advertising sales services organization.

    Advertising sales services expenses consist of costs associated with the selling of advertising time for third party radio programmers and our own radio and cable networks. These costs are relatively fixed in nature and consist of research, trafficking and management associates. Our fixed cost structure enables us to leverage our existing infrastructure, thereby allowing for expansion of our advertising sales services to cable television and web site publishers at a marginal incremental cost.

    Beginning in the first quarter of 2000, we plan to significantly increase our operating expenses to develop our Internet and our cable advertising sales services businesses. We intend to hire associates to sell and market Internet advertising to third party web site publishers and associates to sell GAC spot advertising.

SATELLITE SERVICES

    We generate revenues by providing satellite delivery and production support services, including uplinking, trafficking and playback to related parties, third parties and for our own programming operations. We recognize satellite delivery and production support revenues upon the completion of the services or as provided by contract.

    Satellite delivery and production support operations expenses include uplinking charges and other associated operating costs. These costs are relatively fixed in nature, which gives us a high degree of operating leverage.

SELLING AND MARKETING EXPENSES

    Selling and marketing expenses are incurred to retain and increase the number of radio station and cable system affiliates and advertising sales clients. These expenses include salaries and commissions, travel and associated expenses related to our sales and marketing activities, in addition to costs of designing, producing and distributing marketing, advertising and promotional materials for all segments. We anticipate increases in selling and marketing expenses and associated costs as we continue to expand the distribution of our radio programming, cable television programming, and Internet products and increase the number of advertising sales clients. We intend to use our radio and cable television content, commercial inventory and on-air promotions to drive targeted audiences to our complementary web sites. We also anticipate purchases of third party advertising time to promote our radio, cable television and Internet programming.

    Historically we have shared a cable television affiliate sales department with a related company. Because this company ceased distribution efforts in the last quarter of 1999, cable television affiliate sales expenses increased beginning in the last quarter of 1999 and are anticipated to further increase in 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses include personnel and associated costs for corporate management staff and support personnel including the accounting and financial reporting functions. As we continue to grow, we anticipate that our general and administrative expenses will rise.

DEPRECIATION AND AMORTIZATION EXPENSES

    As the result of the acquisitions of the assets of Broadcast Programming and MediaAmerica, our amortization expenses related to intangible assets and goodwill have increased dramatically. In addition, we amortize our cable programming distribution payments using the straight-line method over the period during which any portion of such payment is refundable.

OTHER EXPENSE

    Total other expenses consist primarily of interest expense, interest income, equity in (income) loss of subsidiaries and other miscellaneous items.

RESULTS OF OPERATIONS

    The following table sets forth the amount of, and percentage relationship to total net revenues of, certain items included in our historical consolidated statements of operations for each of our business segments for the periods indicated and certain items included in our unaudited pro forma consolidated statements of operations for the period indicated. Operating expenses include operations expenses, selling and marketing expenses and depreciation and amortization expenses attributable to each segment. General and administrative expenses include depreciation and amortization of assets not attributable to a particular business segment. The pro forma data gives effect to (i) the Broadcast Programming acquisition and (ii) our issuance of the Series A Convertible Preferred Stock (together, the "1999 Pro Forma Transactions"). This pro forma data assumes that the 1999 Pro Forma Transactions were completed on January 1, 1999, and that the proceeds thereof were used to repay our $20.0 million revolving credit facility. We have not historically disclosed non-significant acquisitions, such as Broadcast Programming, and are not required to do so in the future.

    We have provided pro forma information, which presents comparable results, in order to enhance understanding of future operations. Under the caption "Year Ended December 31, 1999 Compared to Year Ended December 31, 1998," we have compared revenues and operations expense on a pro forma basis. The pro forma revenues and operations expense for the year ended December 31, 1998 give effect, in addition to the 1999 Pro Forma Transactions, to the acquisition of the assets of MediaAmerica (the "1998 Pro Forma Transaction"), and assume that the 1998 Pro Forma Transaction and the 1999 Pro Forma Transactions were completed on January 1, 1998.

                                                                  ACTUAL                                           PRO FORMA
                                   ---------------------------------------------------------------------      -------------------
                                                          YEAR ENDED DECEMBER 31,                                 YEAR ENDED
                                   ---------------------------------------------------------------------         DECEMBER 31,
                                          1997                     1998                     1999                     1999
                                   -------------------      -------------------      -------------------      -------------------
                                                                           (IN THOUSANDS)
Revenues:
  Programming content:
    Radio........................  $10,200        35%       $ 10,428       27%       $ 19,379       30%       $ 24,352       35%
    Cable television.............   12,002        41          16,892       44          27,345       42          27,345       40
    Internet.....................       --        --              --       --             108        1             108       --
  Programming support services:
    Advertising sales services...       --        --           4,720       13           9,035       14           8,840       13
    Satellite services...........    6,910        24           6,172       16           8,499       13           8,499       12
                                   -------      ----        --------     ----        --------     ----        --------     ----
      Total revenues.............   29,112       100          38,212      100          64,366      100          69,144      100
                                   -------      ----        --------     ----        --------     ----        --------     ----
Operating expenses:
  Programming content:
    Radio........................    9,533        33          11,890       31          19,320       30          25,250       37
    Cable television.............   11,400        39          17,419       46          27,106       42          27,106       39
    Internet.....................       --        --              --       --             453        1             453        1
  Programming support services:
    Advertising sales services...       --        --           4,283       11           8,604       14           8,604       12
    Satellite services...........    4,771        16           5,262       14           5,339        8           5,339        8
                                   -------      ----        --------     ----        --------     ----        --------     ----
      Segment total..............   25,704        88          38,854      102          60,822       95          66,752       97
  General and administrative.....    1,155         4           1,121        3           1,499        2           1,499        2
                                   -------      ----        --------     ----        --------     ----        --------     ----
    Total operating expenses.....   26,859        92          39,975      105          62,321       97          68,251       99
                                   -------      ----        --------     ----        --------     ----        --------     ----
      Operating income (loss)....    2,253         8          (1,763)      (5)          2,045        3             893        1
                                   -------      ----        --------     ----        --------     ----        --------     ----
Interest expense, net............    5,569        19           8,195       21          11,729       18          11,557       17
Other expense (income), net......      616         2           1,228        3             (32)      --             (32)      --
Income tax provision (benefit)...   (1,342)       (4)             49       --            (470)      (1)           (470)      (1)
Minority interest................      903         3             215        1             881        2           1,336        2
                                   -------      ----        --------     ----        --------     ----        --------     ----
Net loss.........................  $(3,493)      (12)%      $(11,450)     (30)%      $(10,063)     (16)%      $(11,498)     (17)%
                                   =======      ====        ========     ====        ========     ====        ========     ====

    The unaudited pro forma data reflects the 1999 Pro Forma Transactions through the following adjustments:

    a)  the elimination of intercompany transactions;

    b) the elimination of interest from our credit facility, which was utilized for the acquisition of Broadcast Programming and was repaid from the proceeds of the sale of the Series A Convertible Preferred Stock; and

    c) adjustments to radio programming operating expenses for the amortization of goodwill and intangible assets related to the Broadcast Programming acquisition.

    The following table sets forth EBITDA for the years ended December 31, 1997, 1998 and 1999. EBITDA is unaudited and represents operating income (loss) plus depreciation and amortization minus EBITDA attributable to the minority interest in the PIN Venture, a consolidated 55.3%-owned subsidiary. Management acknowledges that EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles. However, EBITDA is a measure widely used by analysts and investors in the media industry to determine a company's operating performance and ability to service and incur debt. EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

                                                                    ACTUAL                 PRO FORMA
                                                        ------------------------------   -------------
                                                           YEAR ENDED DECEMBER 31,        YEAR ENDED
                                                        ------------------------------   DECEMBER 31,
                                                          1997       1998       1999         1999
                                                        --------   --------   --------   -------------
                                                                        (IN THOUSANDS)
EBITDA:
  Programming content:
    Radio.............................................  $ 1,537    $  (472)   $ 3,728       $ 5,387
    Cable television..................................      796        177      2,332         2,332
    Internet..........................................       --         --       (344)         (344)
  Programming support services:
    Advertising sales services........................       --      1,039      1,409         1,215
    Satellite services................................    6,239      4,875      7,186         7,186
                                                        -------    -------    -------       -------
      Segment total...................................    8,572      5,619     14,311        15,776
                                                        -------    -------    -------       -------
  General and administrative..........................   (1,151)    (1,116)    (1,491)       (1,491)
  Less: EBITDA minority interest......................      822        213        860           860
                                                        -------    -------    -------       -------
    Total EBITDA......................................  $ 6,599    $ 4,290    $11,960       $13,425
                                                        =======    =======    =======       =======

QUARTERLY OPERATING RESULTS AND OTHER DATA:

    The table below sets forth our quarterly operating data, including radio station and household data, for each quarter of 1998 and 1999. This quarterly information is unaudited but, in our opinion, reflects all normally recurring adjustments necessary for a fair presentation of the information for the periods presented when read in conjunction with the audited consolidated financial statements and notes thereto. Operating results for any quarter are not necessarily indicative of results for any future period.

                                                              1998                                         1999
                                                         QUARTER ENDED                                QUARTER ENDED
                                           ------------------------------------------   ------------------------------------------
                                           MAR. 31     JUN. 30    SEPT. 30   DEC. 31    MAR. 31     JUN. 30    SEPT. 30   DEC. 31
                                           ---------   --------   --------   --------   ---------   --------   --------   --------
                                                                                 (UNAUDITED)
                                                             (IN THOUSANDS, EXCEPT RADIO STATION AFFILIATE DATA)
STATEMENT OF OPERATIONS:
Revenues:
  Programming content:
    Radio................................   $ 1,582    $ 2,158    $ 3,032    $ 3,656     $ 2,959    $ 3,906    $ 5,488    $ 7,026
    Cable television.....................     3,842      4,022      4,127      4,901       5,797      6,846      6,586      8,116
    Internet.............................        --         --         --         --          --         --         --        108
  Programming support services:
    Advertising sales services...........        --         --      2,215      2,505       1,575      2,282      2,598      2,580
    Satellite services...................     1,144      1,049      1,794      2,185       2,174      2,203      2,190      1,932
                                            -------    -------    --------   -------     -------    -------    --------   -------
      Total revenues.....................     6,568      7,229     11,168     13,247      12,505     15,237     16,862     19,762
                                            -------    -------    --------   -------     -------    -------    --------   -------
Operating expenses(a):
  Programming content:
    Radio................................     2,296      2,557      2,678      3,369       3,229      3,249      4,042      5,132
    Cable television.....................     3,937      3,970      4,233      4,575       5,590      6,075      6,118      7,231
    Internet.............................        --         --         --         --          --         --        175        275
  Programming support services:
    Advertising sales services...........        --         --      1,671      2,010       1,741      1,870      1,987      2,028
    Satellite services...................       258        262        319        458         321        361        329        302
  General and administrative.............       403         57        279        377         348        382        301        460
  Depreciation and amortization..........     1,359      1,292      1,713      1,902       1,990      1,981      2,528      4,276
                                            -------    -------    --------   -------     -------    -------    --------   -------
      Total operating expenses...........     8,253      8,138     10,893     12,691      13,219     13,918     15,480     19,704
                                            -------    -------    --------   -------     -------    -------    --------   -------
Operating income (loss)..................    (1,685)      (909)       275        556        (714)     1,319      1,382         58
Interest expense, net....................     1,300      1,248      2,828      2,819       2,879      2,879      3,123      2,848
Other expense (income), net..............       (45)       229        736        308          --          1         12        (45)
Income tax provision/benefit and minority
  interest...............................       261         76       (284)       211          70        397        556       (612)
                                            -------    -------    --------   -------     -------    -------    --------   -------
Net loss.................................   $(3,201)   $(2,462)   $(3,005)   $(2,782)    $(3,663)   $(1,958)   $(2,309)   $(2,133)
                                            =======    =======    ========   =======     =======    =======    ========   =======
OTHER DATA:
  EBITDA(b)..............................   $  (310)   $   310    $ 2,020    $ 2,270     $ 1,218    $ 2,896    $ 3,748    $ 4,098
  Capital expenditures...................       145        394      1,377        342         274        168        146        262
  Cable programming distribution
    payments(c)..........................        --         --      1,129      1,935       1,471        672      1,618      2,593

  Net cash provided by (used in):
    Operating activities.................    (8,380)       235        730        350      (2,479)     1,910       (208)     3,175
    Investing activities.................      (832)       136    (31,370)    (2,955)     (2,309)    (3,826)   (21,178)    (5,319)
    Financing activities.................     9,570     (2,001)    50,694        760          --         --     20,100      2,751

AUDIENCE DATA (at end of period):
  Radio station affiliates(d)............        --         --         --      2,146       2,205      2,105      2,499      2,485
  Radio station AQH (24-hour
    formats)(e)..........................        --         --         --      2,369       2,259      2,122      2,188      1,986
  Radio station AQH (syndicated)(e)......        --         --         --      6,090       6,386      6,569     12,355     12,401
  Great American Country households(f)...     2,222      3,458      4,819      7,131       8,063      8,659     10,959     11,971
  Product Information Network
    households(f)........................    17,806     18,630     18,970     20,634      22,551     24,673     28,110     30,094
  Product Information Network FTREs(g)...     7,088      7,682      8,056      8,647      10,159     10,709     11,683     12,934

-------------

(a) Includes selling and marketing expenses for each segment.

(b) EBITDA is unaudited and represents operating income (loss) plus depreciation and amortization minus EBITDA attributable to the minority interest in the PIN Venture, a consolidated 55.3%-owned subsidiary. Management acknowledges that EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles. However, EBITDA is a measure widely used by analysts and investors in the media industry to determine a company's operating performance and ability to service and incur debt. EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

(c) Cable programming distribution payments made by GAC to multiple system cable television operators for carrying GAC programming. These payments are reflected as intangible assets on the balance sheet and are amortized over the period during which any portion of such payment is refundable (usually 5 to 10 years).

(d) Represents the number of non-duplicating radio station affiliates receiving our programs at the end of the periods indicated.

(e) AQH represents the average audience estimated to have listened, for a minimum of five minutes during any quarter hour, to a radio station broadcasting our advertising. For the 24-hour formats, the period used to determine AQH is Monday through Friday, 6am to 7pm. The period used to determine AQH for syndicated programs is the time during which the commercials associated with the programs or services are broadcast. These AQH estimates are derived from data provided by Marketron (a third party processor) that is based on Arbitron copyrighted and proprietary audience estimates. They are not estimates produced by Arbitron. Radio advertising is generally sold on the basis of the listening audience as quantified by AQH. Beginning in the period ended December 31, 1998, we have excluded the AQH related to non-recurring specials. AQH (24-hour formats) has been restated for periods prior to 1998 to reflect our creation in 1998 of a second selling network resulting from the division of our then-existing network. This division more accurately reflects our audience to radio advertisers. The effect of this restatement is to make periods prior to 1998 comparable to 1998 and later periods. Quarterly AQH data prior to December 31, 1998, is not available.

(f) Represents the total number of subscribers at the end of the periods indicated.

(g) FTREs represent the number of full-time revenue equivalent subscribers receiving PIN at the end of the periods indicated. FTRE weights part-time subscribers based on the number of hours carried, the daypart carried and the revenue associated therewith.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUES

    Total revenues increased $26.2 million, or 68%, from $38.2 million for the year ended December 31, 1998 to $64.4 million for the year ended December 31, 1999. This increase was due to strong growth in our operations, as well as the Broadcast Programming and MediaAmerica acquisitions. On a pro forma basis, total pro forma revenues increased $18.3 million, or 36%, from $50.8 million for the year ended December 31, 1998 to $69.1 million for the year ended December 31, 1999.

OPERATING EXPENSES

    OPERATIONS. Operations expense increased $16.4 million, or 60%, from $27.2 million for the year ended December 31, 1998 to $43.6 million for the year ended December 31, 1999. As a percentage of total revenues, total operations expense decreased from 71% for the year ended December 31, 1998 to 68% for the year ended December 31, 1999. On a pro forma basis, total operating expenses increased $9.8 million, or 27%, from $36.6 million for the year ended
December 31, 1998 to $46.4 million for the year ended December 31, 1999. As a percentage of pro forma total revenues, pro forma total operations expense decreased from 72% for the year ended December 31, 1998 to 67% for the year ended December 31, 1999.

    As a result of the transfer of a controlling interest in Jones Intercable from Jones International and its affiliates to Comcast Corporation in April 1999, Jones Intercable no longer shares in many of the administrative and related expenses which have historically been allocated to the various entities affiliated with Mr. Jones, including ourselves. Because Jones Intercable was the largest of such sharing entities, its exclusion from the allocation process has caused us, beginning in the second half of 1999, to incur increases in certain overhead and related costs including rent, computer services, insurance and personnel costs for legal, risk management and human resources services. We therefore estimate that operating expenses will most likely increase by approximately $35,000 to $50,000 per month beginning the first quarter of 2000. We have taken certain steps and will take additional steps to mitigate the impact of this change; however, there can be no assurance that we will be able to reduce the level of these costs.

    SELLING AND MARKETING.  Selling and marketing expenses increased
$1.0 million, or 19%, from $5.4 million for the year ended December 31, 1998 to $6.4 million for the year ended December 31, 1999. On a pro forma basis, selling and marketing expenses were $6.9 million for the year ended December 31, 1999.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $0.4 million, or 34%, from $1.1 million for the year ended December 31, 1998 to $1.5 million for the year ended December 31, 1999.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $4.5 million, or 72%, from $6.3 million for the year ended
December 31, 1998 to $10.8 million for the year ended December 31, 1999. On a pro forma basis, depreciation and amortization expenses were $13.4 million for the year ended December 31, 1999. This increase was due to the amortization of cable programming distribution payments.

OPERATING INCOME (LOSS)

    Operating income (loss) increased $3.8 million from an operating loss of $(1.8) million for the year ended December 31, 1998 to operating income of $2.0 million for the year ended December 31, 1999 as a result of the factors discussed herein. Pro forma income was $0.9 million for the year ended December 31, 1999.

EBITDA

    EBITDA increased $7.7 million, or 179%, from $4.3 million for the year ended December 31, 1998, to $12.0 million for the year ended December 31, 1999. Pro forma EBITDA was $13.4 million for the year ended December 31, 1999.

OTHER EXPENSE

    Total other expense increased $2.3 million, or 24%, from $9.4 million for the year ended December 31, 1998 to $11.7 million for the year ended
December 31, 1999. This change is due primarily to an increase of $6.3 million in interest expense related to our Senior Notes and credit facility and an increase of $0.5 million in interest expense related to the amortization of offering costs related to our Senior Notes. The increase was partially offset by:

    - a $3.0 million decrease in interest expense related to the repayment of debt from the proceeds of our Senior Notes;

    - a $1.1 million decrease in other expense due to the incurrence of debt offering related expenses of $0.9 million in 1998 with no similar expense incurred in 1999;

    - a $0.2 million increase in interest income earned on cash, cash equivalents and available for sale securities; and

    - a $0.2 million decrease in equity in income of subsidiaries.

NET LOSS

    Net loss decreased $1.4 million, or 12%, from $(11.5) million for the year ended December 31, 1998 to $(10.1) million for the year ended December 31, 1999. Pro forma net loss was $(11.5) million for the year ended December 31, 1999.

RADIO PROGRAMMING

    REVENUES. Radio programming revenues increased $9.0 million, or 86%, from $10.4 million for the year ended December 31, 1998 to $19.4 million for the year ended December 31, 1999, due primarily to an increase in radio advertising revenue and the acquisition of the assets of Broadcast Programming on August 2, 1999. Following the acquisition, Broadcast Programming generated advertising and programming license fee revenues of $4.1 million during the year ended
December 31, 1999. On a pro forma basis, radio programming revenues increased $5.8 million, or 31%, from $18.6 million for the year ended December 31, 1998 to $24.4 million for the year ended December 31, 1999.

    During the latter half of 1999, we benefited from strong network radio advertising demand, driven primarily by strong economic conditions and a significant increase in the use of network radio advertising by Internet companies. Due to increased demand for network radio advertising, both our syndicated radio programs and 24-hour formats have experienced an increase in advertising rates and inventory sellout percentages. Sales of network radio advertising for 1998 were adversely affected by the January 1998 entry of a significant competitor into the market, which added approximately 20% more network radio advertising inventory.

    EXPENSES. Radio programming expenses increased $7.4 million, or 62%, from $11.9 million for the year ended December 31, 1998 to $19.3 million for the year ended December 31, 1999. This increase was primarily due to:

    - a $3.7 million increase in operating expenses as a result of the Broadcast Programming acquisition on August 2, 1999;

    - a $2.0 million increase in amortization expenses related to the Broadcast Programming acquisition;

    - a $0.8 million increase related to the write-off of capitalized costs for programs that we no longer distribute;

    - a $0.5 million increase in marketing expenses to increase the number of radio stations receiving our programming;

    - a $0.3 million increase in fees paid to license certain radio programming; and

    - a $0.1 million increase in operating expenses reflecting an increase in the number of syndicated radio programs we offered.

    As a percentage of radio programming revenues, radio programming expenses decreased from 114% for the year ended December 31, 1998 to 100% for the year ended December 31, 1999. The decrease in radio programming expenses as a percentage of radio programming revenues is due primarily to the increase in radio programming revenues resulting from improved advertising rates and sellout conditions in 1999. A significant portion of our radio programming expenses is fixed in nature.

    On a pro forma basis, radio programming expenses increased $2.3 million, or 10%, from $23.0 million for the year ended December 31, 1998 to $25.3 million for the year ended December 31, 1999. As a percentage of pro forma radio programming revenues, pro forma radio programming expenses decreased from 123% for the year ended December 31, 1998 to 104% for the year ended December 31, 1999.

    OPERATING INCOME (LOSS). Operating income (loss) from radio programming increased $1.5 million from an operating loss of $(1.5) million for the year ended December 31, 1998 to a break-even point for the year ended December 31, 1999 as a result of the factors stated herein. Pro forma operating loss from radio programming was $(0.9) million for the year ended December 31, 1999.

    SEGMENT EBITDA.  Segment EBITDA from radio programming increased
$4.2 million, or 890%, from $(0.5) million for the year ended December 31, 1998 to $3.7 million for the year ended December 31, 1999. Pro forma EBITDA from radio programming was $5.4 million for the year ended December 31, 1999.

CABLE TELEVISION PROGRAMMING

    REVENUES. Cable television programming revenues increased $10.4 million, or 62%, from $16.9 million for the year ended December 31, 1998 to $27.3 million for the year ended December 31, 1999. This increase was due to the following:

    - GAC's revenues increased $2.4 million, or 97%, as a result of a $2.2 million, or 181%, increase in advertising revenues and $0.2 million, or 14%, increase in license fees. Advertising revenues increased due to higher advertising rates charged for airtime based on a 68% increase in the number of subscribers receiving GAC; and

    - PIN's revenues increased $8.0 million, or 56%, primarily as a result of a 50% increase in FTRE's receiving PIN.

    During 1999, GAC added numerous, significant cable television systems and advertising markets including Atlanta, Detroit, Minneapolis, Sacramento, Salt Lake City, Baltimore, Knoxville and Los Angeles. GAC subscribers increased by
4.8 million, or 68%, from December 31, 1998 to December 31, 1999. This increase in subscribers has allowed GAC to increase its advertising rates.

    During 1999, PIN also added a number of significant cable television systems and advertising markets, including Boston, Dallas, Houston, Miami, Salt Lake City, Las Vegas and Detroit. The number of full-time revenue equivalent subscribers, or FTRE's, receiving PIN increased by 4.3 million, or 50%, from December 31, 1998 to December 31, 1999. The number of households receiving PIN increased by 9.5 million, or 46%, from December 31, 1998 to December 31, 1999. PIN is developing certain paid programming blocks, which we believe will generate higher per program advertising revenues as compared to traditional infomercials.

    EXPENSES. Cable television programming expenses rose $9.7 million, or 56%, from $17.4 million for the year ended December 31, 1998 to $27.1 million for the year ended December 31, 1999. This was primarily due to increases of $6.3 million in rebates to cable systems receiving PIN, driven by an increase in PIN revenues of $8.0 million from December 31, 1998 to December 31, 1999. The remaining increase in cable television programming expenses resulted from an increase in GAC affiliate sales costs related to absorption of a higher proportion of total affiliate sales costs; an increase in cable television programming management and support expenses; an increase in amortization expenses for GAC cable programming distribution agreement payments; an increase in marketing expenses to improve the distribution of GAC and an increase in programming expenses incurred to develop GAC programming.

    For each of the years ended December 31, 1998 and 1999, PIN made rebates of approximately 73% and 75%, respectively, of its advertising revenues to systems receiving its programming. Rebates paid to cable systems receiving PIN programming have remained relatively constant over the comparable periods on a per FTRE basis. However, as FTRE's continue to grow, total cable television programming expenses will increase because PIN will pay out additional rebates to cable systems. As a percentage of cable television programming revenues, cable television programming expenses decreased from 103% for the year ended December 31, 1998 to 99% for the year ended December 31, 1999.

    Historically we have shared a cable television affiliate sales department with a related company. Because this company ceased distribution efforts in the last quarter of 1999, cable television affiliate sales expenses increased by approximately $70,000 per month beginning in the fourth quarter of 1999 and are anticipated to further increase in 2000.

    OPERATING INCOME (LOSS). Operating income (loss) from cable television programming increased $0.7 million from an operating loss of $(0.5) million for the year ended December 31, 1998 to an operating income of $0.2 million for the year ended December 31, 1999 as a result of the factors stated above.

    SEGMENT EBITDA. Segment EBITDA from cable television programming increased $2.1 million from $0.2 million for the year ended December 31, 1998 to $2.3 million for the year ended December 31, 1999.

INTERNET

    We are implementing a broad Internet strategy in which we will develop web sites for many of our radio formats and certain of our syndicated programming. As a result, Internet expenses increased beginning in the fourth quarter of 1999 and will continue to increase throughout 2000. We have not generated significant revenues from our Internet business, nor have we incurred significant costs in creating, developing and operating our Internet business. We anticipate salary, content development and associated expenses and marketing expenses to increase as we develop new web sites and expand existing web sites.

    REVENUES. We generated Internet revenues of $0.1 million for the year ended December 31, 1999.

    EXPENSES. We incurred Internet expenses of $0.4 million for the year ended December 31, 1999.

    OPERATING LOSS. We generated an operating loss from our Internet activities of $(0.3) million for the year ended December 31, 1999.

    SEGMENT EBITDA. We generated a deficit in segment EBITDA from our Internet activities of $(0.3) million for the year ended December 31, 1999.

ADVERTISING SALES SERVICES

    REVENUES. Advertising sales services revenues increased $4.3 million, or 91%, from $4.7 million for the year ended December 31, 1998 to $9.0 million for the year ended December 31, 1999. Advertising sales services revenues for the year ended December 31, 1998 do not include MediaAmerica revenues for the entire period, as the MediaAmerica business was not acquired until July 10, 1998. Accordingly, advertising sales services revenues for the year ended
December 31, 1998 are not comparable to the year ended December 31, 1999. On a pro forma basis, advertising sales services revenues decreased $0.3 million, or 3%, from $9.1 million for the year ended December 31, 1998 to $8.8 million for the year ended December 31, 1999. The decrease is primarily a result of the termination, prior to our acquisition of the MediaAmerica assets, of an agreement to sell network advertising and other services to a major producer of talk radio programs. Non-recurring revenues for 1998 reflect amounts received under this agreement consisting of a $0.8 million termination payment and $1.2 million of advertising revenue. The decrease was offset by an increase in advertising sales services revenues generated by new customers obtained in the latter part of 1998 and in 1999 and an increase in advertising revenues of our advertising sales services customers largely attributable to improved advertising rates and sellout conditions. See discussion of radio market conditions above.

    EXPENSES. Advertising sales services expenses increased $4.3 million, or 101%, from $4.3 million for the year ended December 31, 1998 to $8.6 million for the year ended December 31, 1999. Advertising sales services expenses for the year ended December 31, 1998 do not include MediaAmerica expenses for the entire period since the MediaAmerica business was not acquired until July 10, 1998. Accordingly, advertising sales services expenses for the year ended
December 31, 1998 are not comparable to those for the year ended December 31, 1999. On a pro forma basis, advertising sales services expenses decreased
$0.4 million, or 5%, from $9.0 million for the year ended December 31, 1998 to $8.6 million for the year ended December 31, 1999. As a percentage of advertising sales services revenues, advertising sales services expenses increased from 91% for the year ended December 31, 1998 to 95% for the year ended December 31, 1999. On a pro forma basis, advertising sales services expenses decreased from 99% of advertising sales services revenue for the year ended December 31, 1998 to 97% for the year ended December 31, 1999.

    OPERATING INCOME (LOSS). Operating income from advertising sales services remained relatively flat at $0.4 million for the years ended December 31, 1998 and 1999. Pro forma income from advertising sales services was $0.2 million for the year ended December 31, 1999.

    SEGMENT EBITDA. Segment EBITDA from advertising sales services increased $0.4 million, or 36%, from $1.0 million for the year ended December 31, 1998, to $1.4 million for the year ended December 31, 1999. Pro forma EBITDA from advertising sales services was $1.2 million for the year ended December 31, 1999.

SATELLITE SERVICES

    REVENUES. Satellite services revenues increased $2.3 million, or 38%, from $6.2 million for the year ended December 31, 1998 to $8.5 million for the year ended December 31, 1999. This increase was driven largely by:

    - $1.9 million in revenues from new third party satellite transponder and earth station agreements that we entered into in the second half of 1998 and second quarter of 1999; and

    - $0.4 million increase in satellite services fees charged to affiliated parties.

    EXPENSES. Satellite services expenses remained relatively flat at $5.3 million for the years ended December 31, 1998 and 1999. As a percentage of satellite services revenues, satellite services expenses decreased from 85% for the year ended December 31, 1998 to 63% for the year ended December 31, 1999. Because a significant portion of the costs of our satellite services is fixed, as we increased our utilization of the excess capacity on our Satcom C-3 transponder, the percentage of satellite services expenses in relation to the satellite services revenues decreased.

    OPERATING INCOME (LOSS). Operating income from satellite services increased $2.3 million from $0.9 million for the year ended December 31, 1998 to $3.2 million for the year ended December 31, 1999 as a result of the factors stated above.

    SEGMENT EBITDA.  Segment EBITDA from satellite services increased
$2.3 million, or 47%, from $4.9 million for the year ended December 31, 1998 to $7.2 million for the year ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUES

    Total revenues increased $9.1 million, or 31%, from $29.1 million for the year ended December 31, 1997 to $38.2 million for the year ended December 31, 1998. This increase was due primarily to:

    - the acquisition of MediaAmerica in July 1998;

    - an increase in GAC advertising revenues; and

    - the consolidation of the PIN Venture, which resulted in an increase in revenues for financial statement reporting purposes.

OPERATING EXPENSES

    OPERATIONS. Total operations expense increased $10.2 million, or 59%, from $17.0 million for year ended December 31, 1997 to $27.2 million for the year ended December 31, 1998. This increase was due to increases in all of our expense areas. As a percentage of total revenues, total operations expense increased from 58% for the year ended December 31, 1997 to 71% for the year ended December 31, 1998.

    SELLING AND MARKETING.  Selling and marketing expenses increased
$1.9 million, or 55%, from $3.5 million for the year ended December 31, 1997 to $5.4 million for the year ended December 31, 1998. This increase was due primarily to increased expenditures to attract additional radio and cable television station affiliates.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses remained relatively flat at $1.1 million for the years ended December 31, 1997 and 1998. As a percentage of total revenues, general and administrative expenses decreased from 4% for the year ended December 31, 1997 to 3% for the year ended
December 31, 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $1.1 million, or 21%, from $5.2 million for the year ended December 31, 1997 to $6.3 million for the year ended December 31, 1998. The increase is due primarily to the amortization of goodwill related to the MediaAmerica acquisition and cable programming distribution payments.

OPERATING INCOME (LOSS)

    Operating income (loss) decreased $4.0 million from an operating income of $2.2 million for the year ended December 31, 1997 to an operating loss of $(1.8) million for the year ended December 31, 1998 as a result of the factors discussed herein.

EBITDA

    EBITDA decreased $2.3 million, or 35%, from $6.6 million for the year ended December 31, 1997 to $4.3 million for the year ended December 31, 1998.

OTHER EXPENSE

    Total other expense increased $3.2 million, or 52%, from $6.2 million for the year ended December 31, 1997 to $9.4 million for the year ended
December 31, 1998. The increase was due primarily to:

    - a $5.8 million increase in interest expense related to our Senior Notes;

    - a $0.6 million increase in other expense related to our credit facility outstanding at that time;

    - a $0.5 million increase in equity in loss of subsidiaries; and

    - a $0.4 million increase in expenses incurred in 1998 related to the MediaAmerica acquisition and our Senior Notes offering.

    In 1997, $0.9 million of deferred offering costs were written off; no similar expense was incurred in 1998. In addition, this increase was partially offset by an increase in interest income of $0.7 million and a decrease of $2.5 million in interest expense related to the (i) repayment of outstanding notes to Jones Global Group, Inc. and Jones Earth Segment, Inc. and
(ii) prepayment of a satellite transponder capital lease covering both our transponders.

NET LOSS

    Net loss increased $8.0 million, or 228% from $(3.5) million for the year ended December 31, 1997 to $(11.5) million for the year ended December 31, 1998.

RADIO PROGRAMMING

    REVENUES. Radio programming revenues increased $0.2 million, or 2%, from $10.2 million for the year ended December 31, 1997 to $10.4 million for the year ended December 31, 1998. Sales of radio advertising for 1998 were adversely affected by the entry in January 1998 of AMFM, Inc. to the network advertising marketplace. AMFM attracted a significant number of network radio advertisers to its radio network, which delivers larger market radio stations as compared to the radio stations delivered by our radio network. As a result, we realized lower rates in 1998 as compared to 1997. Licensing revenues remained relatively stable. During late 1998, we began to experience improved advertising rate and sellout conditions and these trends continued into 1999.

    EXPENSES. Radio programming expenses increased $2.4 million, or 25%, from $9.5 million for the year ended December 31, 1997 to $11.9 million for the year ended December 31, 1998. Programming expenses rose due to:

    - an increase in the number of formats and syndicated programs we offered;
      and

    - the acquisition of the MediaAmerica assets.

    As a percentage of radio programming revenues, radio programming expenses increased from 93% for the year ended December 31, 1997 to 114% for the year ended December 31, 1998.

    OPERATING INCOME (LOSS). Operating income (loss) from radio programming decreased $2.1 million from an income of $0.6 million for the year ended December 31, 1997 to a loss of $(1.5) million for the year ended December 31, 1998 as a result of the factors stated above.

    SEGMENT EBITDA.  Segment EBITDA from radio programming decreased
$2.0 million, or 131%, from $1.5 million for the year ended December 31, 1997, to $(0.5) million for the year ended December 31, 1998.

CABLE TELEVISION PROGRAMMING

    REVENUES. Cable television programming revenues increased $4.9 million, or 41%, from $12.0 million for the year ended December 31, 1997 to $16.9 million for the year ended December 31, 1998. This increase was primarily due to:

    - the consolidation of the PIN Venture, which resulted in an increase of $3.3 million in advertising revenues for financial statement reporting purposes;

    - a $0.9 million increase in GAC advertising revenues due to higher advertising rates charged for airtime as a result of an increase in the number of its subscribers;

    - a $0.3 million increase in PIN's advertising revenues, as a result of an increase in the number of subscribers receiving its programming; and

    - a $0.4 million increase in GAC affiliate fees due to an increase in the number of its subscribers paying affiliate fees.

    The number of subscribers receiving GAC at December 31, 1997 and December 31, 1998 totaled 1.5 million and 7.1 million, respectively. GAC subscribers increased by 5.6 million, or 373%, from December 31, 1997 to December 31, 1998. This increase in subscribers allowed GAC to increase its advertising rates as it began the transition from primarily direct response advertising to national spot advertising.

    The number of FTRE's receiving PIN at December 31, 1997 and December 31, 1998 totaled 7.0 million and 8.6 million, respectively. PIN FTRE's increased by
1.6 million subscribers, or 23%, from December 31, 1997 to December 31, 1998.

    EXPENSES. Cable television programming expenses increased $6.0 million, or 53%, from $11.4 million for the year ended December 31, 1997 to $17.4 million for the year ended December 31, 1998. This increase was due primarily to:

    - an increase of $4.8 million related to (i) the amounts paid to cable systems receiving PIN as a result of an increase in the number of FTRE's receiving PIN, and (ii) the consolidation of the PIN Venture, which resulted in an increase in cable television programming expenses for financial statement reporting purposes;

    - a $1.3 million increase in marketing expenditures to improve the distribution of GAC; and

    - a $0.4 million increase in the amortization for GAC cable programming distribution payments for GAC.

    The increase was offset by the decrease in allocation of the satellite services expenses attributable to PIN and GAC. As a percentage of cable television programming revenues, cable television programming expenses increased from 95% for the year ended December 31, 1997 to 103% for the year ended December 31, 1998.

    OPERATING INCOME (LOSS). Operating income (loss) from cable television programming decreased $1.1 million from an operating income of $0.6 million for the year ended December 31, 1997 to an operating loss of $(0.5) million for the year ended December 31, 1998 as a result of the factors stated above.

    SEGMENT EBITDA. Segment EBITDA from cable television programming decreased $0.6 million, or 78%, from $0.8 million for the year ended December 31, 1997 to $0.2 million for the year ended December 31, 1998 as a result of the factors stated above.

ADVERTISING SALES SERVICES

    REVENUES. As a result of the acquisition of MediaAmerica in July 1998, we generated advertising sales services revenues of $4.7 million for the year ended December 31, 1998.

    EXPENSES. As a result of the acquisition of MediaAmerica, we generated advertising sales services expenses of $4.3 million for the year ended December 31, 1998.

    OPERATING INCOME. As a result of the acquisition of MediaAmerica, operating income from advertising sales services was $0.4 million for the year ended December 31, 1998.

    SEGMENT EBITDA. As a result of the acquisition of MediaAmerica, segment EBITDA from advertising sales services was $1.0 million for the year ended December 31, 1998.

SATELLITE SERVICES

    REVENUES. Satellite services revenues decreased $0.7 million, or 11%, from $6.9 million for the year ended December 31, 1997 to $6.2 million for the year ended December 31, 1998. This decrease was driven largely by:

    - the expiration in October 1997 of a third party satellite services agreement, which generated $2.6 million in satellite delivery revenues in 1997; and

    - the consolidation of the PIN Venture, which for financial statement reporting purposes resulted in the elimination of $0.4 million in satellite delivery revenues.

    This decrease was partially offset by:

    - new satellite delivery and production support agreements entered into with third parties in 1998, which resulted in revenues of $1.4 million; and

    - an increase in satellite services fees of $0.9 million charged to related parties.

    EXPENSES. Satellite services expenses increased $0.5 million, or 10%, from $4.8 million for the year ended December 31, 1997 to $5.3 million for the year ended December 31, 1998. This increase was due primarily to a decrease in the allocation of satellite services expenses to cable television programming expenses attributable to PIN and GAC, as a result of the additional satellite services customers. As a percentage of satellite services revenues, satellite services expenses increased from 69% for the year ended December 31, 1997 to 85% for the year ended December 31, 1998, primarily due to a decrease in third party revenues in 1998.

    OPERATING INCOME (LOSS). Operating income from satellite services decreased $1.2 million from $2.1 million for the year ended December 31, 1997 to $0.9 million for the year ended December 31, 1998 as a result of the factors stated above.

    SEGMENT EBITDA.  Segment EBITDA from satellite services decreased
$1.3 million, or 22%, from $6.2 million for the year ended December 31, 1997 to $4.9 million for the year ended December 31, 1998 as a result of the factors stated above.

SEASONALITY AND QUARTERLY FLUCTUATIONS

    Advertising revenues in the radio and cable television industries fluctuate due to seasonality in these industries. We believe that radio network revenues are typically lowest in the first quarter and cable television network revenues are typically lowest in the third quarter. Results in our business segments have generally followed these industry patterns. With the acquisitions of the assets of Broadcast Programming and MediaAmerica, which increase our presence in radio programming, we expect that our seasonal trend of lower first quarter revenues will be more significant because radio programming and advertising sales revenues will be a greater percentage of total revenues. Other than fees paid to third parties for certain of our radio programming, fees paid in connection with the distribution of PIN and the sales commissions paid to account executives for radio and advertising sales services, our expenses have not historically varied significantly relative to the seasonal fluctuation of revenues. Our quarterly and annual results of operations are affected by a wide variety of factors, many of which are outside of our control and could materially and adversely affect our profitability. These factors include the timing and volume of advertising on our radio and cable television networks, the number and size of the radio stations that carry our radio programming, the number and size of cable systems and video distributors that carry PIN and GAC and overall economic conditions.

    The following table reflects the unaudited percentage of total revenues for each business segment received in each quarter of 1998 and 1999, adjusted to give effect to our acquisitions of MediaAmerica and Broadcast Programming as if they had occurred at the beginning of each respective year.

                                                      1998                                        1999
                                                  QUARTER ENDED                               QUARTER ENDED
                                    -----------------------------------------   -----------------------------------------
                                    MAR. 31    JUN. 30    SEPT. 30   DEC. 31    MAR. 31    JUN. 30    SEPT. 30   DEC. 31
                                    --------   --------   --------   --------   --------   --------   --------   --------
Pro Forma:
  Programming content:
    Radio.........................     20%        24%        28%        28%        20%        25%        26%        29%
    Cable television..............     23         24         24         29         21         25         24         30
  Programming support services:
    Advertising sales services....     19         25         25         31         17         25         29         29

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have incurred net losses, primarily as a result of expenses associated with developing and launching our programming networks and financing costs. For the years ended December 31, 1997, 1998 and 1999, we incurred net losses of $(3.5) million, $(11.5) million and $(10.1) million, respectively. Net cash provided by (used in) operating activities for the years ended December 31, 1997, 1998 and 1999 was $7.6 million, $(7.1) million and $2.4 million, respectively.

    The implementation of our growth strategies depends on a number of factors including the availability of cash generated from operations and available cash balances, and may require additional equity and/or debt financings, particularly to make significant acquisitions. Our indenture currently permits secured borrowings of up to $20.0 million. We had cash and cash equivalents and available for sale securities of $20.2 million as of December 31, 1999. We believe that our cash balances, available for sale securities and operating cash flow, including the cash flows of, and dividends and distributions from, our subsidiaries, will fund our cash flow requirements through 2000.

    We will continue to depend significantly upon the earnings and cash flows of, and dividends and distributions from, our subsidiaries to pay our expenses, meet our obligations and pay interest and principal on our Senior Notes and our other indebtedness. While the terms of our joint ventures (including the PIN Venture) generally require the mutual consent of ourselves and our joint venture partners to distribute or advance funds to ourselves, there are no significant contractual restrictions on distributions from our subsidiaries.

INVESTING ACTIVITIES

    For the years ended December 31, 1998 and 1999, net cash used in investing activities was $(35.0) million and $(32.6) million, respectively.

    Our investing activities in 1998 related primarily to the acquisition of the MediaAmerica assets for cash consideration of $26.7 million and capital expenditures of $2.3 million for equipment to further compress our Satcom C-3 satellite transponder and to add radio formats and programming. In 1998, we also made programming distribution payments for GAC of $3.1 million.

    In July 1998, we acquired substantially all of the assets and liabilities of MediaAmerica for $26.7 million in cash and $8.1 million in shares of our Class A Common Stock.

    Our investing activities for the year ended December 31, 1999 consisted primarily of:

    - $20.9 million for the Broadcast Programming acquisition;

    - $6.4 million in cable programming distribution agreement payments for GAC to add 4.8 million subscribers; and

    - $0.8 million for the purchase of property and equipment.

FINANCING ACTIVITIES

    Net cash provided by financing activities for the years ended December 31, 1998 and 1999 was $59.0 million and $22.9 million, respectively.

    Net cash provided by (used in) financing activities in 1998 related primarily to $100.0 million of proceeds from the issuance of our Senior Notes, $(52.0) million for repayment of a capital lease obligation and other borrowings, $16.7 million of proceeds from borrowings under a subsidiary's credit facility and $(4.5) million of deferred offering costs.

    Our financing activities for the year ended December 31, 1999 consisted of the issuance of $24.0 million of our Series A Convertible Preferred Stock. We used $20.0 million of the proceeds from our Series A Convertible Preferred Stock issuance to repay $20.0 million of indebtedness under our $20.0 million credit facility. The balance will be used to develop our Internet strategy and for general corporate purposes.

    On July 29, 1999, we entered into a $20.0 million credit facility with a commercial bank to finance the Broadcast Programming acquisition on a short-term basis. In order to allow us to obtain more favorable terms, Jones International guaranteed the loan and provided certain collateral as security for the guaranty. The credit facility bears interest either at the commercial bank's prime rate minus 2% or a fixed rate (which is approximately equal to LIBOR) plus 0.5%. The interest rate was 6.5% per annum at December 31, 1999. The credit facility will expire on June 30, 2000, unless extended.

    On December 22, 1999 we filed with the Securities and Exchange Commission a Registration Statement on Form S-1 (Registration Number 333-93337) and on February 18, 2000 we filed Amendment No. 1 to said Registration Statement, to register shares of our Class A Common Stock. On March 9, 2000, we postponed our initial public offering due to market conditions. Out of pocket costs for said offering were approximately $1 million. We can give no assurance as to when or whether such offering will be completed or what the proceeds to us would be.

    As a result of the transfer of a controlling interest in Jones Intercable from Jones International and its affiliates to Comcast Corporation in April 1999, Jones Intercable no longer shares in many of the administrative and related expenses which have historically been divided among the various entities affiliated with Mr. Jones, including ourselves. Because Jones Intercable was the largest of such sharing entities, its exclusion from the allocation process has caused us, beginning in the second half of 1999, to incur increases in certain overhead and related costs, including rent, computer services, insurance and personnel costs for legal, risk management and human resources services. As a result, we estimate that our operating expenses will most likely increase by approximately $35,000 to $50,000 per month beginning the first quarter of 2000.

    Historically we have shared a cable television affiliate sales department with a related company. Because this company ceased distribution efforts in the last quarter of 1999, cable television affiliate sales expenses increased beginning in the last quarter of 1999 and are anticipated to further increase in 2000. As a result, we estimate that cable television affiliate sales expenses increased by approximately $70,000 per month beginning in the fourth quarter of 1999. Further, this related company will discontinue the use of certain earth station services provided by us beginning in the first quarter of 2000. It is estimated that our loss of revenue as result of the termination of these services to this related party will be approximately $75,000 per month.

    While we have taken certain steps and will take additional steps to mitigate the impact of these divestitures, there will be no assurance that we will be able to reduce the level of these costs.

IMPACT OF THE YEAR 2000 ISSUE

    The Year 2000 issue was the result of many computer programs being written such that they would malfunction when reading a year of "00." This problem could have caused system failure or miscalculations causing disruptions of business processes. We have not experienced any such disruptions to date.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the year ending December 31, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as:

    - a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment;

    - a hedge of the exposure to variable cash flows of a forecasted transaction; or

    - a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

    We will adopt this statement by December 31, 2001. We do not expect that the adoption of this statement will have a harmful impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial market prices. We are exposed to market risk through interest rates. This exposure is directly related to our normal funding and investing activities.

    As of December 31, 1999, approximately $7.3 million of our current assets were subject to changes in interest rates; however, we do not use derivatives to manage this risk. This exposure is linked primarily to the prime rate. We believe that a moderate change in the prime rate would not materially affect our operating results or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................      39

Consolidated Statements of Financial Position...............      40

Consolidated Statements of Operations.......................      41

Consolidated Statements of Changes in Shareholders' Equity
  (Deficit).................................................      42

Consolidated Statements of Cash Flows.......................      43

Notes to Consolidated Financial Statements..................      44

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Jones International Networks, Ltd.:

    We have audited the accompanying consolidated statements of financial position of Jones International Networks, Ltd. (a Colorado corporation) and its subsidiaries (collectively, the "Company") as of December 31, 1998 and 1999 and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones International Networks, Ltd. and its subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years ended December 31, 1999 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Denver, Colorado
February 1, 2000

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1998           1999
                                                              ------------   ------------
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 10,654,013   $ 13,270,784
  Restricted cash...........................................    10,000,000             --
  Available for sale securities.............................     2,768,646      6,888,741
  Accounts receivable, net of allowance for doubtful
    accounts of $897,487 and $1,192,818, respectively.......    11,835,108     14,049,008
  Accounts receivable--Jones International, Ltd. (Notes 2
    and 9)..................................................            --        382,221
  Receivables from affiliates...............................       238,777        473,759
  Prepaid expenses..........................................       255,723        284,863
  Other current assets......................................       400,295        693,218
                                                              ------------   ------------
    Total current assets....................................    36,152,562     36,042,594
                                                              ------------   ------------
  Property and equipment, net (Notes 2 and 3)...............    26,896,880     22,959,104
  Intangibles assets, net (Notes 2 and 4)...................    41,046,009     63,642,270
  Investment in affiliates..................................       202,942        309,117
  Income tax benefit receivable from Jones International,
    Ltd. (Notes 2 and 15)...................................     1,338,402             --
  Deferred financing costs, net of accumulated amortization
    of $245,700 and $960,077, respectively (Note 2).........     4,526,428      4,379,558
  Other non-current assets..................................       730,811      1,128,902
                                                              ------------   ------------
    Total assets............................................  $110,894,034   $128,461,545
                                                              ============   ============
                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable--trade...................................  $  2,796,389   $  4,738,526
  Producers' fees payable...................................     5,922,471      5,307,947
  Cable programming distribution payments payable...........     1,617,815      3,236,996
  Accounts payable--Jones International, Ltd. (Notes 2
    and 9)..................................................     1,377,731             --
  Accrued liabilities and other current liabilities.........     2,057,171      2,328,858
  Interest payable..........................................     5,581,250      5,875,000
  Deferred revenues (Note 2)................................       752,263      1,309,155
                                                              ------------   ------------
    Total current liabilities...............................    20,105,090     22,796,482
                                                              ------------   ------------
LONG-TERM LIABILITIES
  Customer deposits and deferred revenues...................       340,842        581,700
  Other long-term liabilities...............................            --        602,791
  Senior Secured Notes (Note 10)............................   100,000,000    100,000,000
                                                              ------------   ------------
    Total long-term liabilities.............................   100,340,842    101,184,491
                                                              ------------   ------------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES (Note 2).....       567,283        565,149
                                                              ------------   ------------
COMMITMENTS AND CONTINGENCIES (NOTE 17)
  Class A Common Stock subject to put, $0.01 par value:
    126,405 shares authorized, issued and outstanding.......     1,213,488      1,213,488
                                                              ------------   ------------
SHAREHOLDERS' EQUITY (DEFICIT):
  Series A Convertible Preferred Stock, $.01 par value:
    1,918,000 shares authorized, 1,918,000 shares issued and
    outstanding (Note 8)....................................            --     23,975,000
  Class A Common Stock, $.01 par value: 100,000,000 shares
    authorized; 5,252,507 and 5,268,521 shares issued and
    outstanding in 1998 and 1999, respectively (Note 12)....        52,525         52,791
  Class B Common Stock, $.01 par value: 2,231,400 shares
    authorized; 2,231,400 shares issued and outstanding
    (Note 12)...............................................        22,314         22,314
  Additional paid-in capital................................    27,431,987     27,588,264
  Accumulated other comprehensive income....................         8,456        (25,652)
  Accumulated deficit.......................................   (38,847,951)   (48,910,782)
                                                              ------------   ------------
    Total shareholders' equity (deficit)....................   (11,332,669)     2,701,935
                                                              ------------   ------------
    Total liabilities and shareholders' equity (deficit)....  $110,894,034   $128,461,545
                                                              ============   ============

       The accompanying notes to these consolidated financial statements are an integral part of these consolidated financial statements.

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                          1997           1998           1999
                                                       -----------   ------------   ------------
Revenues, including revenues from affiliated entities
  of $5,447,818, $5,690,200, and $5,331,311,
  respectively (Note 9)..............................  $29,111,200   $ 38,211,521   $ 64,366,037
Operating expenses, including expenses from
  affiliated entities of $5,443,930, $7,909,110, and
  $6,209,514, respectively (Note 9):
  Operations.........................................   17,048,668     27,179,680     43,616,614
  Selling and marketing..............................    3,491,204      5,412,494      6,438,099
  General and administrative.........................    1,150,957      1,116,465      1,490,934
  Depreciation and amortization......................    5,167,892      6,266,138     10,775,858
                                                       -----------   ------------   ------------
    Total operating expenses.........................   26,858,721     39,974,777     62,321,505
                                                       -----------   ------------   ------------
OPERATING INCOME (LOSS)..............................    2,252,479     (1,763,256)     2,044,532
OTHER (INCOME) EXPENSE:
  Interest expense (Note 10).........................    5,676,896      8,971,139     12,750,540
  Interest income....................................     (107,843)      (775,735)    (1,021,214)
  Write-off of deferred offering costs (Note 2)......      938,000             --             --
  Equity in (income) loss of subsidiaries............     (396,155)        57,322       (106,175)
  Other expense, net.................................       73,972      1,171,264         73,821
                                                       -----------   ------------   ------------
    Total other expense, net.........................    6,184,870      9,423,990     11,696,972
                                                       -----------   ------------   ------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST.......   (3,932,391)   (11,187,246)    (9,652,440)
  Income tax provision (benefit) (Notes 2 and 15)....   (1,341,997)        48,531       (470,257)
                                                       -----------   ------------   ------------
LOSS BEFORE MINORITY INTEREST........................   (2,590,394)   (11,235,777)    (9,182,183)
  Minority interest in net income of consolidated
    subsidiaries.....................................      902,781        214,693        880,648
                                                       -----------   ------------   ------------
NET LOSS.............................................  $(3,493,175)  $(11,450,470)  $(10,062,831)
                                                       ===========   ============   ============
ADJUSTMENTS TO ARRIVE AT COMPREHENSIVE LOSS..........           --         (8,456)        34,108
                                                       -----------   ------------   ------------
COMPREHENSIVE LOSS...................................  $(3,493,175)  $(11,442,014)  $(10,096,939)
                                                       ===========   ============   ============
NET LOSS PER COMMON SHARE:
  Basic..............................................  $     (0.64)  $      (1.71)  $      (1.32)
                                                       ===========   ============   ============
  Fully diluted......................................  $     (0.64)  $      (1.71)  $      (1.32)
                                                       ===========   ============   ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic..............................................    5,500,560      6,715,805      7,617,926
                                                       ===========   ============   ============
  Fully diluted......................................    5,500,560      6,702,010      7,601,868
                                                       ===========   ============   ============

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                           SERIES A
                                          CONVERTIBLE               CLASS A                CLASS B
                                        PREFERRED STOCK           COMMON STOCK           COMMON STOCK       ADDITIONAL
                                    -----------------------   --------------------   --------------------     PAID-IN
                                     SHARES       AMOUNT       SHARES      AMOUNT     SHARES      AMOUNT      CAPITAL
                                    ---------   -----------   ---------   --------   ---------   --------   -----------
Balance, December 31, 1996........         --            --   2,460,566   $24,606    1,731,400   $17,314    $    (8,384)
Issuance of common stock in
  exchange for Jones Space
  Segment, Inc. (Note 1)..........         --            --     520,835     5,208           --        --         (1,041)
Advance to parent company
  (Note 2)........................         --            --          --        --           --        --             --
Issuance of common stock in
  exchange for minority interest
  of Glenn R. Jones (Note 1)......         --            --     416,667     4,167           --        --           (834)
Issuance of common stock for the
  Product Information Network
  acquisition (Note 1)............         --            --     328,125     3,281           --        --      3,146,719
Conversion of the Jones Global
  Group note......................         --            --          --        --      500,000     5,000      5,995,000
Net loss..........................         --            --          --        --           --        --             --
                                    ---------   -----------   ---------   -------    ---------   -------    -----------
Balance, December 31, 1997........         --            --   3,726,193    37,262    2,231,400    22,314      9,131,460
Conversion of Jones Global Group
  note............................         --            --     833,334     8,333           --        --      9,991,667
Issuance of common stock for the
  MediaAmerica, Inc.
  acquisition.....................         --            --     677,462     6,775           --        --      8,122,775
Issuance of common stock in
  exchange for the ownership
  interests in PIN Venture........         --            --      15,520       155           --        --        186,085
Other comprehensive income, net of
  tax:............................         --            --
  Unrealized gains on
    securities....................         --            --          --        --           --        --             --
Net loss..........................         --            --          --        --           --        --             --
                                    ---------   -----------   ---------   -------    ---------   -------    -----------
Balance, December 31, 1998........         --            --   5,252,509    52,525    2,231,400    22,314     27,431,987
Issuance of Series A Convertible
  Preferred Stock.................  1,918,000    23,975,000
Issuance of common stock to
  Adelphia........................         --            --      14,836       148           --        --        142,280
Issuance of common stock for the
  MediaAmerica, Inc.
  acquisition.....................         --            --       1,176       118           --        --         13,997
Other comprehensive income, net of
  tax:
  Unrealized losses on
    securities....................         --            --          --        --           --        --             --
Net loss..........................         --            --          --        --           --        --             --
                                    ---------   -----------   ---------   -------    ---------   -------    -----------
Balance, December 31, 1999........  1,918,000   $23,975,000   5,268,521   $52,791    2,231,400   $22,314    $27,588,264
                                    =========   ===========   =========   =======    =========   =======    ===========


                                                                        TOTAL
                                                                    SHAREHOLDERS'
                                    ACCUMULATED    COMPREHENSIVE       EQUITY
                                      DEFICIT      INCOME (LOSS)      (DEFICIT)
                                    ------------   --------------   -------------
Balance, December 31, 1996........  $(23,302,842)   $        --     $(23,269,306)
Issuance of common stock in
  exchange for Jones Space
  Segment, Inc. (Note 1)..........       (4,167)             --               --
Advance to parent company
  (Note 2)........................     (593,964)             --         (593,964)
Issuance of common stock in
  exchange for minority interest
  of Glenn R. Jones (Note 1)......       (3,333)             --               --
Issuance of common stock for the
  Product Information Network
  acquisition (Note 1)............           --              --        3,150,000
Conversion of the Jones Global
  Group note......................           --              --        6,000,000
Net loss..........................   (3,493,175)             --       (3,493,175)
                                    ------------    -----------     ------------
Balance, December 31, 1997........  (27,397,481)             --      (18,206,445)
Conversion of Jones Global Group
  note............................           --              --       10,000,000
Issuance of common stock for the
  MediaAmerica, Inc.
  acquisition.....................           --              --        8,129,550
Issuance of common stock in
  exchange for the ownership
  interests in PIN Venture........           --              --          186,240
Other comprehensive income, net of
  tax:............................
  Unrealized gains on
    securities....................           --           8,456            8,456
Net loss..........................  (11,450,470)             --      (11,450,470)
                                    ------------    -----------     ------------
Balance, December 31, 1998........  (38,847,951)          8,456      (11,332,669)
Issuance of Series A Convertible
  Preferred Stock.................                                    23,975,000
Issuance of common stock to
  Adelphia........................           --              --          142,428
Issuance of common stock for the
  MediaAmerica, Inc.
  acquisition.....................           --              --           14,115
Other comprehensive income, net of
  tax:
  Unrealized losses on
    securities....................           --         (34,108)         (34,108)
Net loss..........................  (10,062,831)             --      (10,062,831)
                                    ------------    -----------     ------------
Balance, December 31, 1999........  $(48,910,782)   $   (25,652)    $  2,701,935
                                    ============    ===========     ============

       The accompanying notes to these consolidated financial statements are an integral part of these consolidated financial statements

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1997           1998           1999
                                                              -----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(3,493,175)  $(11,450,470)  $(10,062,831)
  Adjustment to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................    5,167,892      6,266,138     10,775,858
    Amortization of deferred financing costs................           --        245,700        714,377
    Equity in (income) loss of subsidiaries.................     (396,155)        57,322       (106,175)
    Distributions received..................................      100,000        350,000             --
    Write-off of deferred offering costs....................      938,000             --             --
    Minority interest in net income.........................      902,781        214,693        880,648
    Loss on sale of property and equipment..................       81,209          3,599            246
    Net change in assets and liabilities:
      Decrease (increase) in receivables....................    1,168,733     (4,134,681)      (461,488)
      Increase in receivables from affiliates...............     (538,949)      (238,777)      (234,982)
      Decrease (increase) in prepaid expenses and other
        current assets......................................      388,745        246,476       (164,443)
      Decrease (increase) in other assets...................       78,635       (271,171)      (140,984)
      Increase in accounts payable--trade...................    1,192,730      1,357,787      1,757,390
      Increase (decrease) in producers' fee payable.........           --      2,043,770       (614,524)
      Increase (decrease) in accounts receivable/payable
        from/to Jones International, Ltd....................    2,861,899     (8,437,143)      (421,550)
      Increase (decrease) in interest payable...............     (161,905)     5,527,631        293,750
      Increase in deferred revenues.........................        8,054        738,709        556,892
      Increase (decrease) in accrued liabilities and other
        liabilities.........................................      112,355        233,806       (483,832)
      Increase (decrease) in customer deposits..............     (821,378)       181,904        109,425
                                                              -----------   ------------   ------------
    Net cash provided by (used in) operating activities.....    7,589,471     (7,064,707)     2,397,777
                                                              -----------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment......................   (1,367,026)    (2,257,832)      (849,703)
    Sale of property and equipment..........................      255,671         56,890            385
    Cable programming distribution payments.................           --     (3,064,354)    (6,353,526)
    Purchase of intangible assets and programming...........      (44,646)      (295,314)      (398,392)
    Purchase of MediaAmerica, Inc...........................           --    (26,700,000)            --
    Purchase of Broadcast Programming.......................           --             --    (20,876,926)
    Purchase of available for sale securities...............           --     (2,760,190)    (4,154,203)
                                                              -----------   ------------   ------------
    Net cash used in investing activities...................   (1,156,001)   (35,020,800)   (32,632,365)
                                                              -----------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in deferred financing and offering costs.......     (555,239)    (4,547,384)      (240,859)
    Repayment of borrowings.................................           --    (23,259,000)            --
    Repayment of capital lease obligations..................   (1,964,954)   (28,757,208)            --
    Proceeds from borrowings................................           --     16,704,500             --
    Proceeds from Senior Secured Notes......................           --    100,000,000             --
    Proceeds from Series A Convertible Preferred Stock......           --             --     23,975,000
    Distributions paid to minority interest.................           --     (1,118,557)      (882,782)
    Acquisition of minority interest........................     (200,000)            --             --
                                                              -----------   ------------   ------------
    Net cash provided by (used in) financing activities.....   (2,720,193)    59,022,351     22,851,359
                                                              -----------   ------------   ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    3,713,277     16,936,844     (7,383,229)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............        3,892      3,717,169     20,654,013
                                                              -----------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 3,717,169   $ 20,654,013   $ 13,270,784
                                                              ===========   ============   ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid.............................................  $ 5,838,801   $  3,443,508   $ 11,676,781
                                                              ===========   ============   ============
  Income taxes paid.........................................  $        --   $         --   $    411,541
                                                              ===========   ============   ============
  Issuance of Class A Common Stock for acquisitions.........  $ 3,036,923   $ 13,502,194   $     14,115
                                                              ===========   ============   ============
  Issuance of Class A Common Stock for GAC Equity
    Agreements..............................................  $        --   $  1,213,488   $    142,428
                                                              ===========   ============   ============
  Conversion of Jones Global Group note to Class A Common
    Stock...................................................  $ 6,000,000   $ 10,000,000   $         --
                                                              ===========   ============   ============

       The accompanying notes to these consolidated financial statements are an integral part of these consolidated financial statements.

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(1) ORGANIZATION AND BUSINESS

    Jones International Networks, Ltd. (the "Company") was formed in May 1998 as the successor to businesses operated by entities formerly owned by JPN, Inc. The Company became the holding company for JPN, Inc. and its subsidiaries upon the closing in July 1998 of the Company's offering of 11 3/4% Senior Secured Notes due 2005 (the "Notes") (see Note 10) and its acquisition of the assets of MediaAmerica Inc. ("MediaAmerica") (see Note 5).

    The results of operations and financial position of the Company include the operations of JPN, Inc. and its subsidiaries. JPN, Inc. was incorporated in November 1993. JPN, Inc. had acquired certain subsidiaries from Jones International, Ltd. ("Jones International"). JPN, Inc.'s controlling shareholder, Mr. Glenn R. Jones, the Chairman of the Company, owns 100% of Jones International. The accompanying consolidated financial statements have been prepared on the basis of reorganization accounting of entities under common control (similar to pooling of interests) as though JPN, Inc. had made the acquisitions of these Jones International subsidiaries at their inception.

    The Company creates, develops, acquires and produces programming that the Company distributes to radio stations, cable television system operators and other video distributors. The Company has also recently launched multiple, complementary web sites extending its programming content and talent to the Internet. The Company provides radio advertising sales services for the Company's radio programming, in addition to third parties. The Company also provides satellite services for its two cable networks and for certain other cable networks.

    VENTURES--The Company is a partner in two joint ventures, the PIN Venture and Galactic/Tempo ("Superaudio"), and is a member in a third venture, Jones/Capstar Programming, LLC ("Jones/ Capstar"). The PIN Venture commenced operations on February 1, 1995 and is a joint venture which is owned approximately 55 percent by the Company and 45 percent by a third party. The PIN Venture owns and operates a 24-hour-a-day cable television network for the airing of long-form advertising ("infomercials"). Superaudio commenced operations in July 1990 and is a joint venture which is owned 50 percent by the Company and 50 percent by a third party. Superaudio is in the business of providing audio programming services to cable television system operators. Jones/Capstar commenced operations in July 1998 and is a limited liability company which is owned 50 percent by the Company and 50 percent by a third party. Jones/Capstar is in the business of developing, producing and distributing a syndicated radio program known as "Nashville Nights." Profits, losses and distributions of these ventures are allocated in accordance with the respective ownership interests of the partners or members. Distributions of assets are approved by the partners or members for the respective venture prior to such distributions.

    The partners of Superaudio have agreed to terminate the partnership in 2000. Superaudio ceased distributing its programming on January 31, 2000, and will be liquidated in 2000.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents.

    RESTRICTED CASH--$10.0 million of the proceeds from the Notes (see Note 10) was deposited into a Reserve Account in 1998. Cash balances in the Reserve Account were restricted to use for acquisitions

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and payment of principal or interest on the Notes. These funds were used to pay interest payments in 1999 in accordance with the terms of the Note indenture.

    AVAILABLE FOR SALE SECURITIES--Available for sale marketable securities are carried at fair value, with unrealized holding gains and losses carried as a separate component of shareholders' equity (deficit). The cost of securities sold is determined using the first-in, first-out method. At December 31, 1999, the Company held marketable securities available for sale with an aggregate cost of approximately $6,914,000 and a net unrealized loss of approximately $26,000.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The fair value of the Company's financial instruments is estimated based on the quoted market prices for similar instruments. The carrying value of the Company's accounts receivable and cash accounts are assumed to approximate fair value due to the short-term nature of these accounts (see Note 11).

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries. Investments in entities which are not majority-owned and controlled by the Company are accounted for under the equity method. All significant intercompany balances and profits have been eliminated in consolidation.

    MINORITY INTEREST--The minority interest in the net income or loss of the Company's consolidated subsidiaries is reflected in the statements of operations. To the extent the minority interest in the net losses of the Company's consolidated subsidiaries exceeds the minority investment in those subsidiaries, such excess losses are charged to the Company. No such excess losses were incurred in 1998 or 1999.

    PROPERTY AND EQUIPMENT--Property and equipment are depreciated using the straight-line method over the estimated useful lives of 3 to 15 years. The building is depreciated using the straight-line method over an estimated useful life of 40 years. Leasehold improvements are depreciated using the straight-line method over the lesser of five years or the term of the lease. Satellite transponders are depreciated using the straight-line method over the estimated useful life of 12 years.

    GOODWILL--Goodwill consists primarily of the excess purchase price paid in the PIN Venture acquisition in 1997, the excess purchase price paid in the MediaAmerica acquisition in 1998 (see Note 5) and the excess purchase price paid in the Broadcast Programming acquisition in 1999 (see Note 6). Goodwill related to the PIN Venture, MediaAmerica and Broadcast Programming acquisitions is amortized using the straight-line method over their estimated economic lives, which are 18 years, 40 years and 20 years, respectively.

    OTHER INTANGIBLE ASSETS--Other intangible assets consist primarily of radio programming licensing agreements, cable programming distribution payments, personal service agreements and investment in programming. Radio programming licensing agreements are amortized using the straight-line method over the term of the agreements. Cable programming distribution payments are amortized using the straight-line method over the period during which any portion of such payment is refundable. Personal service agreements are amortized using the straight-line method over the terms of the agreements. Investment in programming is amortized using the straight-line method over the estimated useful life of each program.

    LONG-LIVED ASSETS--The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has identified no such impairment indicators for the

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) year ended December 31, 1998. In 1999, the Company wrote off approximately $802,000 of capitalized costs for programs that are no longer distributed.

    ADVANCES TO PARENT COMPANY--Advances to parent company in the statements of shareholders' equity (deficit) represent the net impact of the intercompany activity between Jones Space Holdings ("Space Holdings") and Jones International. Such amounts have been presented as further reductions of accumulated deficit in connection with the reorganization of these entities under common control during 1997.

    DEFERRED COMMISSIONS--Sales commissions are included in other assets and are amortized using the straight-line method over the life of the corresponding affiliate agreements from which the sales commission was paid. The current amount represents the portion to be amortized within the next 12 months.

    DEFERRED OFFERING COSTS--In 1999, the Company incurred approximately $241,000 in deferred equity offering costs related primarily to financial advisory, legal and accounting fees in connection with the proposed initial public offering of the Company's Class A Common Stock. These costs are reported as other assets and will be charged against the gross proceeds of the proposed initial public offering or expensed to other expense at such time the Company abandons the initial public offering.

    In 1997, the Company incurred an additional $505,000 of deferred offering costs related to a proposed equity offering. As a result of the withdrawal of the proposed offering in early 1997, the portion of the deferred offering costs that were deemed by management as unusable in pursuing other financing options were expensed. During the year ended December 31, 1997, the Company expensed $938,000 of such costs. The remaining deferred offering costs of approximately $175,000 are included in deferred financing costs in the accompanying consolidated statement of financial position at December 31, 1998.

    DEFERRED FINANCING COSTS--In 1998, the Company incurred approximately $4,526,000 of debt offering costs related primarily to financial advisory services, legal counsel, independent public accountants, regulatory and stock exchange registration fees and other various costs associated with the Notes offering. Deferred financing costs are amortized to interest expense over the term of the Notes.

    CUSTOMER DEPOSITS AND DEFERRED REVENUES--Customer deposits consist of unearned revenues associated with affiliate fees and refundable advance payments that are recognized as income as the related advertising is aired. Deferred revenues consist of advance payments and a security deposit paid by a lessee of the Company's satellite transponder.

    INCOME TAXES--Prior to April 2, 1997, the Company joined with Jones International in filing a consolidated Federal tax return as provided for under the terms of a tax allocation agreement with Jones International. Pursuant to the terms of the tax allocation agreement, tax provisions (benefits) were allocated to the members of the tax sharing group based on their respective pro rata contribution of taxable income (loss) to Jones International's consolidated taxable income (loss). As a result of the issuance of additional shares of the Company's common stock, less than 80 percent of the Company's outstanding common stock was beneficially owned by Jones International as of April 2, 1997. Therefore, the Company is no longer joined with Jones International in filing a consolidated Federal tax return. However, the Company continues to file combined state tax returns with Jones International in certain states as provided for under the terms of the tax allocation agreement (see Note 15).

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The tax allocation agreement with Jones International gave Jones International the option to either make a payment of the tax benefits due to the subsidiary members of the tax sharing group or to defer such payments until a subsequent taxable period in which the subsidiary member generated taxable income and had a tax payment due either to Jones International or to a federal or state taxing authority. Jones International could defer such payments for a period not to exceed five years from the date the tax return was filed and could accrue interest at the time the deferred benefit amounts originated. For the year ended December 31, 1997, Jones International elected to defer a tax benefit of approximately $1,342,000 due to the Company and its subsidiaries. For the year ended December 31, 1998, the Company recorded a tax provision of approximately $49,000 to adjust estimated tax provisions to actual tax provisions for the year ended December 31, 1997. In 1999, Jones International elected to make a $1,293,000 million payment of tax benefit through a reduction of the intercompany balance between the Company and Jones International. For the year ended December 31, 1999, the Company recorded a state tax benefit of approximately $879,000. Jones International will make this payment upon filing its 1999 combined state income tax return.

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

    REVENUE RECOGNITION--The Company's revenues are derived from radio programming revenues, cable television programming, advertising sales services revenues, and satellite services revenues and, starting in the fourth of 1999, included Internet revenues.

    In accordance with industry practice, radio programming, cable television programming and advertising sales services revenues are recognized based on the standard broadcast calendar that ends on the last Sunday of each reporting period. The broadcast calendar for the calendar years ended December 31, 1997, 1998 and 1999 each had 52 weeks.

    Radio programming revenues consist primarily of advertising revenue and, to a lesser extent, monthly license fees paid by smaller radio station affiliates. The Company provides radio programming and services to radio stations in exchange for advertising time that we resell to national advertisers who market their product or services on the radio network. The Company recognizes revenue upon airing these advertisements. Any amounts received from customers for radio advertisements that have not been aired during the period are recorded as deferred revenues until such time as the advertisement is aired. In smaller markets, the Company charges radio stations monthly license fees in addition to advertising time. Radio station license fees are earned monthly from certain stations based on the radio station's contractual agreement.

    Cable television programming revenues include advertising and license fees. The Company generates television advertising revenues by selling airtime to advertisers who advertise their products or services on the networks. The Company recognizes advertising revenues upon the airing of the advertisements. Any amounts received from customers for television advertisements that have not been aired during the period are recorded as deferred revenues until such time as the advertisement is aired. The Company delivers its programming to cable television systems for distribution to their viewers. Cable television system license fees are earned monthly based on a per subscriber fee set under the

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) terms of the cable operator's contractual agreement and the number of subscribers that are receiving the Company's programming during the respective month.

    Internet programming revenues include advertising and e-commerce. The Company generates advertising revenues by selling advertising spots to advertisers who advertise their products or services on the web sites. The Company recognizes advertising revenues upon airing of the advertisements. The Company generates e-commerce revenues by selling products to web site visitors. The Company recognizes revenues when the products are shipped. The Company will generate pay-per-view revenues by selling live events on a pay-per-view basis to web site visitors. The Company will recognize pay-per-view revenues upon airing of the events.

    Advertising sales services revenues include revenues from charging fees to advertising sales clients for selling advertising time. The Company recognizes advertising sales services revenues upon airing of the advertisements.

    Satellite services revenues include revenues from satellite delivery, uplinking, trafficking, playback and other services. The Company generates revenues by providing such services to affiliates and third parties. The Company recognizes satellite delivery and production support revenues upon completion of the services or upon contractual arrangements.

    NEW ACCOUNTING PRONOUNCEMENTS--In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the year ending December 31, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company will adopt this statement in 2001. The Company does not expect that the adoption of this statement will have a harmful impact on our financial statements.

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

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

    RECLASSIFICATIONS--Certain prior period amounts have been reclassified to conform to the current year presentation.

(3) PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1998          1999
                                                     -----------   -----------
Land...............................................  $ 1,395,592   $ 1,395,592
Building...........................................    2,321,463     2,321,463
Satellite transponders.............................   35,680,188    35,680,188
Furniture, fixtures and equipment..................   12,442,773    13,705,620
Leasehold improvements.............................      738,838       788,647
                                                     -----------   -----------
  Total property and equipment.....................   52,578,854    53,891,510
    Less accumulated depreciation..................  (25,681,974)  (30,932,406)
                                                     -----------   -----------
  Net property and equipment.......................  $26,896,880   $22,959,104
                                                     ===========   ===========

(4) INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1998          1999
                                                     -----------   -----------
Goodwill...........................................  $33,116,982   $34,164,797
Cable programming distribution payments............    4,682,139    12,654,846
Personal service and consulting agreements.........    1,280,125    11,876,218
Investment in programming..........................    2,557,179     2,004,344
Other..............................................    1,664,309     9,914,104
                                                     -----------   -----------
  Total intangibles................................   43,300,734    70,614,309
    Less accumulated amortization..................   (2,254,725)   (6,972,039)
                                                     -----------   -----------
Net intangibles....................................  $41,046,009   $63,642,270
                                                     ===========   ===========

(5) ACQUISITION OF MEDIAAMERICA

    On July 10, 1998, the Company acquired substantially all assets and assumed certain liabilities of MediaAmerica for $32.7 million plus a working capital adjustment of approximately $2.1 million. MediaAmerica provides advertising sales services and also owned syndicated radio programming. The seller of MediaAmerica received $26.7 million in cash and $8.1 million in shares of Class A Common Stock of the Company valued at $12.00 per share, which included 177,464 and 1,176 shares of Class A Common Stock for a working capital adjustment in 1998 and 1999, respectively. No further working capital adjustments are anticipated. The acquisition was accounted for as a purchase. The Company recorded approximately $29.8 million in goodwill in connection with the acquisition of MediaAmerica.

    The sellers of MediaAmerica have the right to cause the Company to repurchase the shares of the Company issued in the MediaAmerica acquisition at any time after three years from the July 10, 1998 closing. The price would be the fair market value of the Class A Common Stock on the date of exercise of the put, as determined by agreement or by an independent investment banking firm. The

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(5) ACQUISITION OF MEDIAAMERICA (CONTINUED)
Company has a correlative right to require that the seller of MediaAmerica to sell such shares to the Company at fair market value. Such rights terminate upon an initial public offering by the Company. Before the sellers of MediaAmerica can require the Company to buy its shares, the Company must have available cash (as defined); this condition lapses after seven and one quarter years from the date of closing. If the Company has exercised its purchase right and there is a change of control involving a higher price within nine months of the exercise of the call, the Company must pay specified additional consideration.

    Certain unaudited condensed pro-forma financial information of the Company assuming the purchase noted above was completed as of January 1, 1998, is as follows:

                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
Revenues....................................................  $ 44,564,000
Operating expenses..........................................    46,131,000
Operating loss..............................................    (1,567,000)
Net loss....................................................   (14,393,000)
Net loss per common share...................................  $      (1.92)

(6) ACQUISITION OF BROADCAST PROGRAMMING

    On August 2, 1999, the Company acquired certain radio programming assets from Broadcast Electronics, Inc. ("BEI"), a Rhode Island corporation, for
$20.0 million plus estimated closing adjustments of approximately $0.9 million, in cash (the "BP Acquisition"). The closing adjustments are subject to final adjustments. BEI's radio programming business was conducted through its Broadcast Programming Division ("BP"), which included the following programs:
Delilah, Neon Nights with Lia Knight and TotalRadio music format services. The acquisition has been accounted for under the purchase method and accordingly, the purchase price allocation is preliminary and adjustments may be recorded through August 2000. The Company recorded approximately $1.0 million in goodwill and $18.6 million in affiliate and personal service agreements in connection with the BP Acquisition. The affiliate and personal service agreements are recorded as intangible assets, and are amortized over the terms of the related agreements, which are generally five years.

(7) CREDIT FACILITY

    On July 29, 1999, the Company entered into a $20.0 million credit facility with a commercial bank to finance the BP Acquisition on a short-term basis (the "Credit Facility"). In order to allow the Company to obtain more favorable terms, Jones International has guaranteed the loan and provided certain collateral as security for the guaranty. The Credit Facility bears interest either at the commercial bank's prime rate minus two percent or a fixed rate (which is approximately equal to LIBOR) plus one half of one percent. The interest rate was 6 1/2% per annum as of December 31, 1999. The Credit Facility will expire on June 30, 2000, unless extended. On September 30, 1999, the Company used the proceeds from the Series A Convertible Preferred Stock to pay down all amounts outstanding under the Credit Facility (see Note 8). The full amount of the credit facility was available to the Company as of December 31, 1999.

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(8) SERIES A CONVERTIBLE PREFERRED STOCK

    Effective September 1999, the Company issued $24.0 million of Series A Convertible Preferred Stock. The issuance of the $20.0 million of the Series A Convertible Preferred Stock was closed in September 1999. Of the remaining
$4.0 million, $2.0 million was closed in October 1999. The remaining
$2.0 million was closed in November 1999. The Company used $20.0 million of the proceeds from the Series A Convertible Preferred Stock issuance to repay
$20.0 million of indebtedness under the Company's $20.0 million Credit Facility. The balance will be used to develop the Company's Internet strategy and for general corporate purposes.

    The holders of the Series A Convertible Preferred Stock are entitled to receive dividends if and when declared by the Board of Directors. No dividends will be paid on Class A or Class B Common Stock unless equal dividends have been declared and paid on the Series A Convertible Preferred Stock. Shareholders will have the right to convert at any time the Series A Convertible Preferred Stock into 2,397,500 shares of Class A Common Stock of the Company. The Series A Convertible Preferred Stock will be automatically converted into Class A Common Stock of the Company upon the completion by the Company of a public offering or a series of public offerings raising aggregate gross proceeds of at least
$20.0 million.

(9) TRANSACTIONS WITH AFFILIATED ENTITIES

    The Company is a subsidiary of Jones International, a holding company with ownership in several companies involved in various industries. Jones International is wholly owned by Mr. Jones, who is Chairman and Chief Executive Officer of Jones International and various of its subsidiaries. Certain members of management of the Company are also officers or directors of these affiliated entities and, from time to time, the Company may have transactions with these entities. Certain expenses are paid by affiliated entities on behalf of the Company and are allocated at cost based on specific identification or other methods which management believes are reasonable. Recurring transactions with affiliates, excluding Superaudio and Jones/Capstar, are described below.

    REVENUES--The Company earned up to a three percent commission on the sale of airtime for informational programming on an affiliated network. As a result of this related party ceasing its distribution efforts in the last quarter of 1999, this service was terminated in September 1999. For the years ended December 31, 1997, 1998 and 1999, the Company received approximately $216,000, $176,000 and $114,000, respectively, for this service.

    The Company distributes Great American Country to certain cable television systems owned or managed by Jones Intercable, Inc. ("Jones Intercable"). Effective April 7, 1999, Jones Intercable is no longer an affiliate of the Company due to the sale of Mr. Jones' interest in Intercable. Jones Intercable, through its new unaffiliated parent, has continued to pay the Company programming license fees subsequent to the sale of Mr. Jones' interest in Jones Intercable. Jones Intercable and its affiliated partnerships paid total license fees to the Company of approximately $853,000 and $921,000 for the years ended December 31, 1997 and 1998. From January 1, 1999 to April 7, 1999, Jones Intercable and its affiliated partnerships paid total affiliated fees to the Company of approximately $322,000 for this programming service.

    Jones Earth Segment, Inc. ("Earth Segment"), a subsidiary of the Company, provides playback, editing, duplication, trafficking and uplinking services to its cable programming network affiliates including an affiliated entity as well as to a third party. As a result of the related party no longer being

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(9) TRANSACTIONS WITH AFFILIATED ENTITIES (CONTINUED) in business, this affiliated entity will terminate its use of certain earth station services provided by Earth Segment. It is estimated that the termination of these services will occur early in the first half of 2000. Earth Segment charges affiliates for its services using rates which are calculated to achieve a specified rate of return on its investment to Earth Segment. For the years ended December 31, 1997, 1998 and 1999, Earth Segment charged the related party and its affiliates approximately $2,193,000, $2,664,000 and $2,787,000, respectively, for these services.

    Prior to the consolidation of the PIN Venture, Earth Segment charged the PIN Venture approximately $201,000 for the year ended December 31, 1997, for these services.

    In addition, Jones Space Holdings ("Space Holdings"), a subsidiary of the Company, subleases a non-preemptible satellite transponder to an affiliated entity. Satellite transponder lease revenues of approximately $896,000, $1,174,000 and $1,475,000, were received from this related party and its affiliates for the years ended December 31, 1997, 1998, and 1999, respectively.

    OPERATING EXPENSES--The Product Information Network Venture ("PIN Venture") pays a significant portion of the revenues generated by its infomercial programming in the form of system rebates to all cable systems which enter into agreements to air such programming. Effective December 31, 1998, the Company acquired the remaining Adelphia Communications equity interest in the PIN Venture in exchange for 15,520 shares of the Company's Class A Common Stock. As a result, Adelphia Communications is no longer an affiliated party to the PIN Venture as of January 1, 1999. Subsequent to the consolidation of the PIN Venture, the PIN Venture paid Jones Intercable and its affiliated partnerships, Cox Communications and Adelphia Communications approximately $3,546,000 for the nine months ended December 31, 1997 for system rebates. The PIN Venture paid Jones Intercable and its affiliated partnerships, Cox Communications and Adelphia Communications approximately $5,216,000 for the year ended
December 31, 1998 for system rebates. Effective April 7, 1999 Jones Intercable is no longer an affiliate of the Company due to the sale of Mr. Jones' interest in Jones Intercable. The PIN Venture has continued to pay rebates to Jones Intercable (and its affiliated partnerships) and Adelphia Communications subsequent to the change in the ownership structures. From January 1, 1999 to April 7, 1999, the PIN Venture paid Jones Intercable (and its affiliated partnerships) approximately $417,000 for system rebates. The PIN Venture paid Cox Communications approximately $3,116,000 for the year ended December 31, 1999 for system rebates.

    Jones Network Sales ("JNS"), a wholly owned subsidiary of Jones International, provides affiliate sales and certain marketing services to the Company. As a result of a related party no longer being in business, the Company will incur substantially all operating costs of services previously provided by JNS. Starting in January 2000, all affiliate sales and marketing functions have been incorporated into the operations of the Company. This affiliate charged the Company approximately $201,000, $906,000 and $1,418,000 for the years ended December 31, 1997, 1998 and 1999, respectively, for these services.

    Jones Galactic Radio, Inc. ("Galactic Radio"), a wholly-owned subsidiary of the Company, has a transponder lease agreement with Jones Satellite Holdings ("Satellite Holdings"), an affiliate of the Company, for the use of the sub-carriers on a non-preemptible satellite transponder. This agreement allows Galactic Radio to use a portion of the transponder to distribute its audio programming. Satellite Holdings has the right to terminate the lease agreement at any time upon 30 days written notice to Galactic Radio. Further, Galactic Radio may terminate this agreement at any time on or after January 1, 2000. Galactic

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(9) TRANSACTIONS WITH AFFILIATED ENTITIES (CONTINUED)
Radio has elected to terminate this agreement on January 31, 2000. Satellite Holdings charged $696,000 for each of the years ended December 31, 1997, 1998 and 1999, for this service.

    The Company leases and subleases office space in Englewood, Colorado from affiliates of Jones International. The Company was charged approximately $88,000, $148,000 and $226,000, for the years ended December 31, 1997, 1998 and
1999, respectively, for rent and associated expenses.

    An affiliate of Jones International provides computer hardware and software support services to the Company. This affiliate charged the Company approximately $574,000, $733,000 and $787,000, for the years ended December 31, 1997, 1998 and 1999, respectively, for such services.

    An affiliate of the Company charged the Company approximately $197,000 and $33,000 for the years ended December 31, 1998 and 1999 for the allocated costs of its airplane which was used by the Company in connection with the Notes and equity offerings.

    The Company and its consolidated subsidiaries reimburse Jones International and its affiliates for certain allocated administrative expenses. These expenses generally consist of payroll and related benefits. Allocations of personnel costs are generally based on actual time spent by affiliated associates with respect to the Company. Jones International and its affiliates charged the Company approximately $540,000, $1,116,000 and $968,000, for the years ended December 31, 1997, 1998 and 1999, respectively, for these administrative expenses.

    To assist in funding its operating and investing activities, the Company had borrowed funds from Jones International. Jones International charged interest on its advances to the Company at rates of approximately 10 percent per annum in 1997, 1998 and 1999. Jones International charged the Company interest of approximately $868,000, $506,000 and $38,000, for the years ended December 31, 1997, 1998 and 1999, respectively. The Company repaid these advances from borrowings, operating cash flow and/or available cash balances.

    In the normal course of business, Jones International (1) remits funds on behalf of the Company to third parties and affiliates in payment for products and services purchased by the Company, and (2) receives funds on behalf of the Company in payment for products and services provided by the Company. Starting in April 1999, these amounts are reimbursed from or to Jones International on a monthly basis. Outstanding receivables from Jones International and related parties at December 31, 1999 were approximately $382,000.

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(10) SENIOR SECURED NOTES

    In July 1998, the Company issued $100.0 million of 11 3/4% Notes. The Company used the proceeds from the Notes offering (i) to finance the cash consideration of the acquisition of MediaAmerica, (ii) to prepay the capital lease obligation relating to the satellite transponders, (iii) to repay the outstanding borrowing on a subsidiaries' credit facility and (iv) for general corporate purposes, including the payment of fees and expenses.

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

    The Notes are senior obligations of the Company. The Notes are secured by the capital stock of JPN, Inc., the Company's wholly owned intermediate holding company and JPN's direct subsidiaries. The Notes are unconditionally guaranteed (the "Guarantees") by each of the Subsidiary Guarantors. The Guarantees are senior obligations of the Subsidiary Guarantors and rank PARI PASSU in right of payment with all existing and future Senior Indebtedness of the Subsidiary Guarantors, other than Bank Indebtedness (as defined) and Capitalized Lease Obligations (as defined) of the Subsidiary Guarantors, and are ranked senior in right of payment to all existing and future Subordinated Obligations of the Subsidiary Guarantors. The Guarantees are not secured.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    NOTES--The fair value of the Notes were estimated based on the quoted market prices for the Notes.

    CLASS A COMMON STOCK SUBJECT TO PUT--The fair value of the Company's
Class A Common Stock subject to put is estimated based on the estimated purchase price to buy back the Class A Common Stock (see Note 17).

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The estimated fair values of the Company's financial instruments are as follows:

                                                               DECEMBER 31,
                                         --------------------------------------------------------
                                                    1998                         1999
                                         --------------------------   ---------------------------
                                            CARRY          FAIR          CARRY           FAIR
                                            AMOUNT         VALUE         AMOUNT         VALUE
                                         ------------   -----------   ------------   ------------
Notes..................................  $100,000,000   $64,000,000   $100,000,000   $101,500,000
Class A Common Stock subject to put....     1,213,000     1,020,000      1,213,000      1,021,000

(12) COMMON STOCK

    VOTING RIGHTS--Holders of Class A Common Stock and Series A Convertible Preferred Stock, voting together as a single voting group, are entitled to one vote per share and are entitled to elect 25% of the Board of Directors, and holders of Class B Common Stock are entitled to ten votes per share and to elect the remaining 75% of the Board of Directors. All three classes vote together as a single class on all matters not requiring a class vote under Colorado law.

    STOCK SPLIT--The Board of Directors has approved a 5-for-4 stock split with respect to the shares of the Company's Class A and Class B Common Stock. This stock split has been reflected retroactively in the accompanying financial statements.

(13) STOCK OPTIONS

    The Company has adopted an employee stock option plan (the "Plan") that provides for the grant of stock options and stock appreciation rights ("SARs") to employees of the Company. The Plan is construed, interpreted and administered by the Board of Directors or a committee of two or more non-employee directors. The committee or the Board of Directors determines the individuals to whom options are granted, the number of shares subject to the options, the exercise price of the options, the period over which the options become exercisable and the terms and provisions of stock options as it may determine from time to time, subject only to the provisions of the Plan. The Plan (as amended) covers an aggregate of up to 1,750,000 shares of the Company's Class A Common Stock. As of December 31, 1999, options to purchase 640,625 shares of Class A Common Stock have been granted and 111,250 shares have been terminated or forfeited upon resignation of the holders. The options outstanding at December 31, 1999 have an exercise price of $12.00 per share and a weighted average remaining contractual life of 8.87 years. At December 31, 1999, 66,875 of the options were exercisable.

    The Company accounts for this plan under Accounting Principles Board ("APB") Opinion No. 25, under which no compensation has been recognized. Had compensation cost for this plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(13) STOCK OPTIONS (CONTINUED)
net loss and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                         1998           1999
                                                     ------------   ------------
Net loss                As reported................  $(11,450,000)  $(10,063,000)
                        Pro forma..................   (11,621,000)   (10,375,000)

Basic loss per share    As reported................  $      (1.71)  $      (1.32)
                        Pro forma..................         (1.73)         (1.36)

Diluted loss per share  As reported................  $      (1.71)  $      (1.32)
                        Pro forma..................         (1.73)         (1.36)

    The fair value of each of the options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998: risk-free interest rates of 5 1/2%, an expected life of seven years. Expected volatility is negligible due to the lack of public trading of Company's Common Stock. Assumptions used for grants in 1999: risk-free interest rates at 5 13/50%, an expected life of seven years and expected volatility of 60%.

(14) NET LOSS PER COMMON SHARE

    In February 1997, FASB issued SFAS No. 128, "Earnings Per Share." This statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share.

    Earnings per share amounts for all periods are presented below in accordance with the requirements of SFAS No. 128.

                                                   YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                1997        1998        1999
                                              ---------   ---------   ---------
Weighted average shares for basic EPS.......  5,500,560   6,715,805   7,617,926

Less: Shares subject to put.................         --      13,795      16,058
                                              ---------   ---------   ---------

Weighted average shares for diluted EPS.....  5,500,560   6,702,010   7,601,868
                                              =========   =========   =========

(15) INCOME TAXES

    As described in Note 2, the Company joined in filing a consolidated Federal tax return as provided for under the terms of a tax sharing agreement with Jones International and Jones International's other subsidiaries through the first quarter of 1997. Subsequent to the first quarter of 1997, the Company continues to join in filing combined state tax returns with Jones International in accordance with the tax sharing agreement. Pursuant to the terms of the agreement, tax (provisions) benefits are allocated to members of the tax sharing group based on their respective pro rata contribution of taxable income (loss) to Jones International's combined taxable income (loss).

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(15) INCOME TAXES (CONTINUED)
    The difference between the statutory Federal income tax rate and effective rate recognized as the result of the tax sharing arrangement is summarized as follows:

                                                 YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                              1997         1998         1999
                                           ----------   ----------   ----------
Computed "expected tax benefit"..........  $1,692,000   $3,991,000   $3,332,000
State taxes, net of Federal benefit......     157,000      371,000      294,000
Other....................................      28,000      (35,000)     (43,000)
                                           ----------   ----------   ----------
                                            1,877,000    4,327,000    3,583,000
Valuation allowance......................  (1,877,000)  (4,327,000)  (3,583,000)
                                           ----------   ----------   ----------
Tax benefit (provision) before impact of
  tax sharing agreement..................          --           --           --
Impact of tax sharing agreement..........   1,342,000      (49,000)     470,000
                                           ----------   ----------   ----------
Total income tax benefit (provision).....  $1,342,000   $  (49,000)  $  470,000
                                           ==========   ==========   ==========

    The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1998          1999
                                                     ----------   ------------
DEFERRED TAX ASSETS:
Net operating loss carry forwards..................  $5,138,000   $  7,752,000
Future deductible amounts associated with other
  assets and liabilities...........................   1,502,000      4,665,000
                                                     ----------   ------------
    Total..........................................   6,640,000     12,417,000
DEFERRED TAX LIABILITIES:
Net assets of MediaAmerica.........................    (155,000)      (330,000)
Property and equipment.............................  (1,617,000)      (337,000)
Valuation allowance................................  (4,868,000)   (11,750,000)
                                                     ----------   ------------
Net deferred tax assets............................  $       --   $         --
                                                     ==========   ============

    At December 31, 1999, the Company had net tax operating loss carryforwards ("NOLs") of approximately $20.4 million which expire between 2013 and 2020. The Company has provided a valuation allowance for its net deferred tax assets at December 31, 1998 and 1999, due to uncertainty as to the ultimate realization of those assets from future taxable income generated.

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(16) EMPLOYEE INVESTMENT AND DEFERRED COMPENSATION PLANS

    The Company's employees are eligible to participate in an Employee Profit Sharing/Retirement Savings Plan (the "401(k) Plan"). Under the 401(k) Plan, eligible employees are permitted to defer up to 16% of their annual compensation. The Company currently matches 50% of the employees' deferrals up to a maximum of 6% of their annual compensation, with the Company's contribution vesting immediately. Contributions to the 401(k) Plan are invested by the trustees of the 401(k) Plan in accordance with the directions of each participant. Participants or their beneficiaries are entitled to payment of benefits (i) upon retirement either at or after age 65, (ii) upon death or disability or (iii) upon termination of employment, unless the participant elects to receive payment prior to one of the events previously listed. For the years ended December 31, 1997, 1998 and 1999, the Company contributed approximately $83,000, $99,000 and $262,000 respectively, to the 401(k) Plan on behalf of its employees.

    Certain of the Company's key management personnel are eligible to participate in a Deferred Compensation Plan (the "Deferred Compensation Plan"). Under the Deferred Compensation Plan, key employees are permitted to defer receipt of 100% of their annual compensation. The Company currently matches the key employees' deferrals up to a maximum of 6% of their compensation. The contributed funds are deposited with an independent trustee and are invested in a number of pre-selected investment funds. Both the key employees' and the Company's contributions are subject to the claims of the Company's creditors. Participants in the Deferred Compensation Plan or their beneficiaries receive a distribution of their contributions, the Company's contributions, and earnings attributable to those contributions on their separation from employment with the Company or their death. Contributions made by the Company to the Deferred Compensation Plan on behalf of key employees totaled approximately $33,000, $33,000 and $110,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

(17) COMMITMENTS AND CONTINGENCIES

    GAC EQUITY AGREEMENTS--In the first quarter of 1998, Great American Country and the Company entered into equity affiliate agreements with two multiple cable system operators ("MSOs"). Pursuant to the terms of such agreements, the Company agreed to issue shares of Class A Common Stock to the MSOs in return for the MSOs providing Great American Country's programming to no less than 550,000 of their subscribers by May 31, 1998, an additional 500,000 subscribers by December 31, 1998 and an additional 150,000 subscribers by December 31, 1999. The total number of shares of Class A Common Stock to be issued is based on the number of subscribers provided by the MSOs. As of December 31, 1999, 14,836 shares of Class A Common Stock had been issued to one of the MSOs. No additional shares of Class A Common Stock are required to be issued to this MSO. Pursuant to the guidelines of SFAS No. 123 "Accounting for Stock-Based Compensation," the value of the Class A Common Stock was recorded as an intangible asset upon execution of the affiliate agreements and upon issuance of the Class A Common Stock. This intangible is being amortized using the straight-line method over the life of the contract (approximately ten years). Because of a put option granted to the MSO, the shares issued to that MSO are presented above the Shareholders' Deficit section of the Statements of Financial Position. The amount of accretion from the value of the shares issued to the put option at the exercise date is not significant.

    As noted above, one of the MSOs was granted a put option on the Common Stock issued, whereby, if as of December 31, 2001, the Company or its successor has not completed a public offering of its securities, the MSO would have the option within 60 days of such date to require the Company to buy back its Class A Common Stock at a price equal to all or a portion of the license fees that would have been paid during the period between the date of the agreement and the exercise date of

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(17) COMMITMENTS AND CONTINGENCIES (CONTINUED) the put option. The purchase price would be based on the total number of MSO subscribers receiving the Great American Country service as of December 31, 1999. Based on the number of subscribers receiving the Great American Country service at December 31, 1999, the estimated purchase price of the Class A Common Stock in the event the put option is exercised would be approximately $1,021,000.

    SATELLITE TRANSPONDER AND EARTH STATION AGREEMENTS--In the second quarter of 1999, the Company received notification from a party leasing three of the Company's satellite transponder channels of its election to terminate the lease of such channels effective August 31, 1999. Also, effective in the second quarter of 1999, the Company entered into an agreement to lease a satellite transponder channel to a third party for the remaining life of the satellite, as well as to provide other uplinking and earth station services. The Company has obtained a guarantee from a shareholder of the lessee, which covers lease payments through May 15, 2000. As of December 31, 1999, this third party and the guarantor of this lease are in default of this agreement and it is doubtful that the Company will receive any further lease payments under the remaining term of this lease.

    CLASS A COMMON STOCK--In 2000, the Company anticipates that it will issue additional shares of Class A Common Stock in connection with the acquisition of Adelphia's interest in the PIN Venture. The value of such shares is not expected to be material to the Company.

    OPERATING LEASE AGREEMENTS--The Company rents office facilities under various operating lease agreements. As of December 31, 1999, future minimum lease payments under these noncancelable operating leases for each of the next five fiscal years and thereafter, are as follows:

                                                              FACILITIES
                                                                LEASES
                                                              ----------
2000........................................................  $  849,839
2001........................................................     888,508
2002........................................................     674,300
2003........................................................     509,436
2004........................................................     509,436
Thereafter..................................................     533,163
                                                              ----------
                                                              $3,964,682
                                                              ==========

(18) CONDENSED CONSOLIDATING FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

    The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the following wholly-owned subsidiaries of the
Company: JPN, Inc., Jones Direct, Ltd., Jones Space Holdings, Inc., Jones Earth Segment, Inc., Jones Infomercial Networks, Inc., Jones Radio Holdings, Inc., Great American Country, Inc., Jones Galactic Radio, Inc., Jones Infomercial Network Ventures, Inc., Jones Galactic Radio Partners, Inc., Jones Radio Network, Inc., Jones Audio Services, Inc., Jones Radio Network Ventures, Inc., MediaAmerica, Inc., Broadcast Programming, Inc. and Jones MAI Radio, Inc. and Jones/Owens Radio Programming LLC (collectively, the "Subsidiary Guarantors"). The only existing subsidiaries of the Company that did not guarantee the Notes are the following three entities: the PIN Venture, Superaudio and Jones/Capstar (collectively, the "Non-Guarantor Subsidiaries").

    The Company has not provided separate complete financial statements and other disclosures of the respective Subsidiary Guarantors because management has determined that such information is not

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(18) CONDENSED CONSOLIDATING FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS (CONTINUED)
material to investors. There are no significant contractual restrictions on distributions from each of the Subsidiary Guarantors to the Company.

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

    Sections 13 and 15(d) of the Securities Exchange Act of 1934 require presentation of the following supplemental condensed consolidating financial statements. Presented below is condensed consolidating financial information for the Company and its subsidiaries as of and for the years ended December 31, 1997, 1998 and 1999.

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(18) CONDENSED CONSOLIDATING FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE YEAR ENDED DECEMBER 31, 1997:

                                                                           NON-
                                                 THE      SUBSIDIARY    GUARANTOR     ELIMINATION
                                               COMPANY    GUARANTORS   SUBSIDIARIES     ENTRIES     REPORTED
                                               --------   ----------   ------------   -----------   --------
                                                                      (IN THOUSANDS)
STATEMENTS OF OPERATIONS:
Revenues.....................................  $   285     $19,772       $13,345        $(4,290)    $29,112
Operating expenses:
  Operations.................................      148      10,356        10,459         (3,914)     17,049
  Selling and marketing......................      137       2,648           706             --       3,491
  General and administrative.................    1,151          --            --             --       1,151
  Depreciation and amortization..............        4       5,100            64             --       5,168
                                               -------     -------       -------        -------     -------
    Total operating expenses.................    1,440      18,104        11,229         (3,914)     26,859
                                               -------     -------       -------        -------     -------
    OPERATING INCOME (LOSS)..................   (1,155)      1,668         2,116           (376)      2,253
                                               -------     -------       -------        -------     -------
OTHER EXPENSE (INCOME):
  Interest expense...........................    2,065       3,612            16            (16)      5,677
  Interest income............................       (6)        (25)          (83)             6        (108)
  Write-off of deferred offering costs.......      938          --            --             --         938
  Equity in (income) loss of subsidiaries....      717      (1,417)           --            304        (396)
  Other expense (income), net................       --          35            39             --          74
                                               -------     -------       -------        -------     -------
    Total other expense (income).............    3,714       2,205           (28)           294       6,185
                                               -------     -------       -------        -------     -------
Income (loss) before income taxes and
  minority interest..........................   (4,869)       (537)        2,144           (670)     (3,932)
Income tax provision (benefit)...............   (1,376)       (786)           --            820      (1,342)
                                               -------     -------       -------        -------     -------
Income (loss) before minority interest.......   (3,493)        249         2,144         (1,490)     (2,590)
Minority interest in net income of
  consolidated subsidiaries..................       --          --            --            903         903
                                               -------     -------       -------        -------     -------
NET INCOME (LOSS)............................  $(3,493)    $   249       $ 2,144        $(2,393)    $(3,493)
                                               =======     =======       =======        =======     =======

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(18) CONDENSED CONSOLIDATING FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE YEAR ENDED DECEMBER 31, 1997:

                                                                        NON-
                                              THE      SUBSIDIARY    GUARANTOR     ELIMINATION
                                            COMPANY    GUARANTORS   SUBSIDIARIES     ENTRIES     REPORTED
                                            --------   ----------   ------------   -----------   --------
                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).......................  $(3,493)     $  249        $2,144        $(2,393)    $(3,493)
  Adjustment to reconcile net loss to net
    cash   provided by (used in) operating
      activities:
    Non-cash expenses.....................      694       4,320            82          1,598       6,694
    Distributions received................       --         100            --             --         100
    Net change in assets and
      liabilities.........................    3,540      (1,329)        1,227            850       4,288
                                            -------      ------        ------        -------     -------
      Net cash provided by operating
        activities........................      741       3,340         3,453             55       7,589
                                            -------      ------        ------        -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment......       (8)     (1,340)          (19)            --      (1,367)
  Sale of property and equipment..........       --          82           174             --         256
  Purchases of intangible assets..........       (3)        (42)           --             --         (45)
                                            -------      ------        ------        -------     -------
    Net cash provided by (used in)
      investing activities................      (11)     (1,300)          155             --      (1,156)
                                            -------      ------        ------        -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deferred financing and
    offering costs........................     (505)         --            --             --        (505)
  Increase in capitalized loan fees.......      (50)         --            --             --         (50)
  Repayment of capital lease obligation...       --      (1,965)           --             --      (1,965)
  Acquisition of minority interest........     (200)         --            --             --        (200)
                                            -------      ------        ------        -------     -------
    Net cash used in financing
      activities..........................     (755)     (1,965)           --             --      (2,720)
                                            -------      ------        ------        -------     -------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.............................      (25)         75         3,608             55       3,713
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD..................................       --           4            55            (55)          4
                                            -------      ------        ------        -------     -------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD..................................  $   (25)     $   79        $3,663        $    --     $ 3,717
                                            =======      ======        ======        =======     =======

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(18) CONDENSED CONSOLIDATING FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS (CONTINUED)
            CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION
                            AS OF DECEMBER 31, 1998:

                                                                        NON-
                                            THE      SUBSIDIARIES    GUARANTOR     ELIMINATION
                                          COMPANY     GUARANTORS    SUBSIDIARIES     ENTRIES     REPORTED
                                          --------   ------------   ------------   -----------   --------
                                                                  (IN THOUSANDS)
ASSETS:
Cash and cash equivalents...............  $ 7,881      $    956        $1,817        $    --     $ 10,654
Restricted cash.........................   10,000            --            --             --       10,000
Available for sale securities...........    2,769            --            --                       2,769
Accounts receivable, net................       --        11,088           748             --       11,836
Other current assets....................       --           847            47             --          894
                                          -------      --------        ------        -------     --------
    Total current assets................   20,650        12,891         2,612             --       36,153
                                          -------      --------        ------        -------     --------
Property and equipment..................        7        26,598           292             --       26,897
Intangible assets, net..................    4,515        36,528             3             --       41,046
Other long-term assets..................   29,854       (20,886)           --         (2,170)       6,798
                                          -------      --------        ------        -------     --------
    Total assets........................  $55,026      $ 55,131        $2,907        $(2,170)    $110,894
                                          =======      ========        ======        =======     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT):
Accounts payable........................  $   983      $  1,813        $   --        $    --     $  2,796
Producers' fees payable.................       --         5,922            --             --        5,922
Accrued liabilities.....................    5,884         2,248         1,124             --        9,256
Other current liabilities...............  (41,722)       43,567           286             --        2,131
                                          -------      --------        ------        -------     --------
    Total current liabilities...........  (34,855)       53,550         1,410             --       20,105
                                          -------      --------        ------        -------     --------
Senior Secured Notes....................  100,000            --            --             --      100,000
Other long-term liabilities.............       --           341            --             --          341
                                          -------      --------        ------        -------     --------
    Total long-term liabilities.........  100,000           341            --             --      100,341
                                          -------      --------        ------        -------     --------
Minority interest.......................       --            --            --            567          567
Class A Common Stock subject to put.....    1,213            --            --             --        1,213
Shareholders' equity (deficit):
  Class A Common Stock..................       53            --            --             --           53
  Class B Common Stock..................       22            --            --             --           22
  General Partners' contributions.......       --         1,000           350         (1,350)          --
  Additional paid-in capital............   27,432            --            --             --       27,432
  Accumulated other comprehensive
    income..............................        9            --            --             --            9
  Retained earnings (deficit)...........  (38,848)          240         1,147         (1,387)     (38,848)
                                          -------      --------        ------        -------     --------
    Total shareholders' equity
      (deficit).........................  (11,332)        1,240         1,497         (2,737)     (11,332)
                                          -------      --------        ------        -------     --------
    Total liabilities and shareholders'
      equity (deficit)..................  $55,026      $ 55,131        $2,907        $(2,170)    $110,894
                                          =======      ========        ======        =======     ========

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(18) CONDENSED CONSOLIDATING FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE YEAR ENDED DECEMBER 31, 1998:

                                                                      NON-
                                            THE      SUBSIDIARY    GUARANTOR     ELIMINATION
                                          COMPANY    GUARANTORS   SUBSIDIARIES     ENTRIES     REPORTED
                                          --------   ----------   ------------   -----------   --------
                                                                 (IN THOUSANDS)
STATEMENTS OF OPERATIONS:
  Revenues..............................  $    173    $25,597       $14,163        $(1,721)    $ 38,212
  Operating expenses:
    Operations..........................        98     15,915        12,889         (1,721)      27,181
    Selling and marketing...............        58      4,543           811             --        5,412
    General and administrative..........     1,116         --            --             --        1,116
    Depreciation and amortization.......         5      6,166            95             --        6,266
                                          --------    -------       -------        -------     --------
    Total operating expenses............     1,277     26,624        13,795         (1,721)      39,975
                                          --------    -------       -------        -------     --------
OPERATING INCOME (LOSS).................    (1,104)    (1,027)          368             --       (1,763)
                                          --------    -------       -------        -------     --------
OTHER EXPENSE (INCOME):
  Interest expense......................     7,173      1,798            --             --        8,971
  Interest income.......................      (615)       (33)         (128)            --         (776)
  Equity in (income) loss of
    subsidiaries........................     2,597     (2,710)           --            170           57
  Other expense (income), net...........     1,190        (31)           12             --        1,171
                                          --------    -------       -------        -------     --------
    Total other expense (income), net...    10,345       (976)         (116)           170        9,423
                                          --------    -------       -------        -------     --------
  Income (loss) before income taxes and
    minority interest...................   (11,449)       (51)          484           (170)     (11,186)
  Income tax provision..................         1         48            --             --           49
                                          --------    -------       -------        -------     --------
  Income (loss) before minority
    interest............................   (11,450)       (99)          484           (170)     (11,235)
                                          --------    -------       -------        -------     --------
  Minority interest in net income of
    consolidated subsidiaries...........        --         --            --            215          215
                                          --------    -------       -------        -------     --------
  NET INCOME (LOSS).....................  $(11,450)   $   (99)      $   484        $  (385)    $(11,450)
                                          ========    =======       =======        =======     ========

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(18) CONDENSED CONSOLIDATING FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE YEAR ENDED DECEMBER 31, 1998:

                                                                         NON-
                                               THE      SUBSIDIARY    GUARANTOR     ELIMINATION
                                             COMPANY    GUARANTORS   SUBSIDIARIES     ENTRIES     REPORTED
                                             --------   ----------   ------------   -----------   --------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................  $(11,450)   $   (99)      $   484        $  (385)    $(11,450)
  Adjustment to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Non-cash expenses (income).............       (54)     6,359            97            385        6,787
    Distributions received.................        --        350            --             --          350
    Net change in assets and liabilities...    (4,625)     1,979          (106)            --       (2,752)
                                             --------    -------       -------        -------     --------
      Net cash provided by (used in)
        operating activities...............   (16,129)     8,589           475             --       (7,065)
                                             --------    -------       -------        -------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.......        --     (2,067)         (191)            --       (2,258)
  Sale of property and equipment...........        --         41            16             --           57
  Dividend from joint venture..............       914         --            --           (914)          --
  Purchase of investments..................    (2,760)        --            --             --       (2,760)
  Purchase of intangible assets............        --     (3,359)           --             --       (3,359)
  Purchase of MediaAmerica, Inc............   (26,700)        --            --             --      (26,700)
                                             --------    -------       -------        -------     --------
      Net cash used in investing
        activities.........................   (28,546)    (5,385)         (175)          (914)     (35,020)
                                             --------    -------       -------        -------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deferred financing and
    offering costs.........................    (4,432)      (115)           --             --       (4,547)
  Advances to/from subsidiaries............   (32,987)    32,987            --             --           --
  Repayment of borrowings, net.............        --     (6,555)           --             --       (6,555)
  Repayment of capital lease obligations...        --    (28,757)           --             --      (28,757)
  Proceeds from Notes......................   100,000         --            --             --      100,000
  Dividend paid to partners................        --         --        (2,146)         2,146           --
  Distributions paid to minority
    interest...............................        --        113            --         (1,232)      (1,119)
                                             --------    -------       -------        -------     --------
      Net cash provided by (used in)
        financing activities...............    62,581     (2,327)       (2,146)           914       59,022
                                             --------    -------       -------        -------     --------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS..............................    17,906        877        (1,846)            --       16,937
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD...................................       (25)        79         3,663             --        3,717
                                             --------    -------       -------        -------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD...  $ 17,881    $   956       $ 1,817        $    --     $ 20,654
                                             ========    =======       =======        =======     ========

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(18) CONDENSED CONSOLIDATING FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS (CONTINUED)
            CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION
                            AS OF DECEMBER 31, 1999:

                                                                           NON-
                                               THE      SUBSIDIARIES    GUARANTOR     ELIMINATION
                                             COMPANY     GUARANTORS    SUBSIDIARIES     ENTRIES     REPORTED
                                             --------   ------------   ------------   -----------   --------
                                                                     (IN THOUSANDS)
ASSETS:
Cash and cash equivalents..................  $ 7,889      $  2,708       $ 2,674        $    --     $ 13,271
Available for sale securities..............    6,888            --            --             --        6,888
Accounts receivable, net...................       --        13,627           422             --       14,049
Other current assets.......................        5         1,772            57             --        1,834
                                             -------      --------       -------        -------     --------
    Total current assets...................   14,782        18,107         3,153             --       36,042
                                             -------      --------       -------        -------     --------
Property and equipment.....................       13        22,584           363             --       22,960
Intangible assets, net.....................        1        63,640             2             --       63,643
Other long-term assets.....................   34,393       (28,172)          313           (718)       5,816
                                             -------      --------       -------        -------     --------
    Total assets...........................  $49,189      $ 76,159       $ 3,831        $  (718)    $128,461
                                             =======      ========       =======        =======     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT):
Accounts payable...........................  $   869      $  2,242       $ 1,628        $    --     $  4,739
Producers' fees payable....................       --         5,308            --             --        5,308
Accrued liabilities........................    5,978         5,320           143             --       11,441
Other current liabilities..................  (62,175)       63,001           483             --        1,309
                                             -------      --------       -------        -------     --------
    Total current liabilities..............  (55,328)       75,871         2,254             --       22,797
Senior Secured Notes.......................  100,000            --            --             --      100,000
Other long-term liabilities................      603           582            --             --        1,185
                                             -------      --------       -------        -------     --------
    Total long-term liabilities............  100,603           582            --             --      101,185
                                             -------      --------       -------        -------     --------
Minority interest..........................       --            --            --            565          565
Class A Common Stock subject to put........    1,213            --            --             --        1,213
Shareholders' equity (deficit):
  Series A Convertible Preferred Stock.....   23,975            --            --             --       23,975
  Class A Common Stock.....................       53            --            --             --           53
  Class B Common Stock.....................       22            --            --             --           22
  General Partners' contributions..........       --            --           350           (350)          --
  Additional paid-in capital...............   27,588            --            --             --       27,588
  Accumulated other comprehensive income...      (26)           --            --             --          (26)
  Retained earnings (deficit)..............  (48,911)         (294)        1,227           (933)     (48,911)
                                             -------      --------       -------        -------     --------
    Total shareholders' equity (deficit)...    2,701          (294)        1,577         (1,283)       2,701
                                             -------      --------       -------        -------     --------
    Total liabilities and shareholders'
      equity (deficit).....................  $49,189      $ 76,159       $ 3,831        $  (718)    $128,461
                                             =======      ========       =======        =======     ========

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(18) CONDENSED CONSOLIDATING FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE YEAR ENDED DECEMBER 31, 1999:

                                                                            NON-
                                                  THE      SUBSIDIARY    GUARANTOR     ELIMINATION
                                                COMPANY    GUARANTORS   SUBSIDIARIES     ENTRIES     REPORTED
                                                --------   ----------   ------------   -----------   --------
                                                                       (IN THOUSANDS)
STATEMENTS OF OPERATIONS:
  Revenue.....................................  $     --    $42,052       $22,314        $    --     $ 64,366
  Operating expenses:
    Operations................................        --     23,994        19,623             --       43,617
    Selling and marketing.....................        --      5,669           769             --        6,438
    General and administrative................     1,491         --            --             --        1,491
    Depreciation and amortization.............         8     10,651           116             --       10,775
                                                --------    -------       -------        -------     --------
      Total operating expenses................     1,499     40,314        20,508             --       62,321
                                                --------    -------       -------        -------     --------
OPERATING INCOME LOSS.........................    (1,499)     1,738         1,806             --        2,045
                                                ========    =======       =======        =======     ========
OTHER EXPENSE (INCOME):
  Interest expense............................    12,751         --            --             --       12,751
  Interest income.............................      (568)      (324)         (130)            --       (1,022)
  Equity in (income) loss of subsidiaries.....    (2,247)     3,319          (111)        (1,067)        (106)
  Other expense (income), net.................        94        (22)            2             --           74
                                                --------    -------       -------        -------     --------
    Total other expense (income), net.........    10,030      2,973          (239)        (1,067)      11,697
                                                --------    -------       -------        -------     --------
  Income (loss) before income taxes and
    minority interest.........................   (11,529)    (1,235)        2,045          1,067       (9,652)
  Income tax provision (benefit)..............    (1,466)       996            --             --         (470)
                                                --------    -------       -------        -------     --------
  Income (loss) before minority interest......   (10,063)    (2,231)        2,045          1,067       (9,182)
                                                --------    -------       -------        -------     --------
  Minority interest in net income of
    consolidated subsidiaries.................        --         --            --            881          881
                                                --------    -------       -------        -------     --------
  NET INCOME (LOSS)...........................  $(10,063)   $(2,231)      $ 2,045        $   186     $(10,063)
                                                ========    =======       =======        =======     ========

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(18) CONDENSED CONSOLIDATING FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE YEAR ENDED DECEMBER 31, 1999:

                                                                            NON-
                                                  THE      SUBSIDIARY    GUARANTOR     ELIMINATION
                                                COMPANY    GUARANTORS   SUBSIDIARIES     ENTRIES     REPORTED
                                                --------   ----------   ------------   -----------   --------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...........................  $(10,063)   $ (2,231)     $ 2,045        $    186    $(10,063)
  Adjustment to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
    Non-cash expenses (income)................     2,340      10,106            5            (186)     12,265
    Net change in assets and liabilities......   (21,837)     21,039          994              --         196
                                                --------    --------      -------        --------    --------
      Net cash provided by (used in) operating
        activities............................   (29,560)     28,914        3,044              --       2,398
                                                --------    --------      -------        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment..........       (12)       (651)        (187)                       (850)
  Cable programming distribution payments.....        --      (6,353)          --              --      (6,353)
  Purchase of investments.....................    (4,154)         --           --              --      (4,154)
  Purchase of intangible assets...............        --        (398)          --              --        (398)
  Purchase of Broadcast Programming...........        --     (20,877)          --              --     (20,877)
                                                --------    --------      -------        --------    --------
    Net cash provided by (used in) investing
      activities..............................    (4,166)    (28,279)        (187)             --     (32,632)
                                                --------    --------      -------        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deferred financing and offering
    costs.....................................      (241)         --           --              --        (241)
  Proceeds from Series A Convertible Preferred
    Stock.....................................    23,975          --           --              --      23,975
  Dividend paid to partners...................        --                   (2,000)          2,000          --
  Distributions paid to minority interest.....        --       1,117           --          (2,000)       (883)
                                                --------    --------      -------        --------    --------
    Net cash provided by (used in) financing
      activities..............................    23,734       1,117       (2,000)             --      22,851
                                                --------    --------      -------        --------    --------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.................................    (9,992)      1,752          857              --      (7,383)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD......................................    17,881         956        1,817              --      20,654
                                                --------    --------      -------        --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD......  $  7,889    $  2,708      $ 2,674        $     --    $ 13,271
                                                ========    ========      =======        ========    ========

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(19) REPORTABLE SEGMENTS

    The Company has six reportable segments: radio programming, cable television programming, Internet programming, advertising sales services, satellite services and general and administrative-corporate. The Company's reportable segments have been determined in accordance with the Company's internal management structure. See Note 2 for descriptive information about the Company's segments and the summary of significant accounting policies. The Company evaluates performance based on many factors; one of the primary measures is EBITDA. EBITDA represents operating income (loss) plus depreciation and amortization minus the EBITDA attributable to the minority interest in the PIN Venture, a consolidated 55.3%-owned subsidiary.

    The following tables set forth the Company's financial results by business segments. The presentation of reportable segments has been changed from that presented in prior periods to (1) reflect the Internet programming segment, a new segment, and (2) the separate presentation of radio programming and advertising sales services segments. The Company has also added the presentation of segment EBITDA. Management believes that this presentation provides a more meaningful analysis of the Company's business segments. EBITDA of the cable television programming segment excludes EBITDA attributable to the minority interest in the PIN Venture. The prior years' results have been reclassified to conform to the new presentation.

                                                                 YEAR ENDED DECEMBER 31,
                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Revenues:
  Programming content:
    Radio...................................................  $10,200    $ 10,428   $ 19,379
    Cable television........................................   12,002      16,892     27,345
    Internet................................................       --          --        108
  Programming support services:
    Advertising sales services..............................       --       4,720      9,035
    Satellite services......................................    6,910       6,172      8,499
                                                              -------    --------   --------
      Total revenues........................................  $29,112    $ 38,212   $ 64,366
                                                              -------    --------   --------
EBITDA:
  Programming content:
    Radio...................................................  $ 1,537    $   (472)  $  3,728
    Cable television........................................      796         177      2,332
    Internet................................................       --          --       (344)
  Programming support services:
    Advertising sales services..............................       --       1,039      1,409
    Satellite services......................................    6,239       4,875      7,186
                                                              -------    --------   --------
      Segment EBITDA........................................    8,572       5,619     14,311
Reconciliation to operating income (loss):
General and administrative..................................    1,151       1,116      1,491
Depreciation and amortization...............................    5,168       6,266     10,775
                                                              -------    --------   --------
      Total operating income (loss).........................  $ 2,253    $ (1,763)  $  2,045
                                                              =======    ========   ========
Reconciliation of segment EBITDA to total EBITDA:
  Segment total.............................................  $ 8,572    $  5,619   $ 14,311
  General and administrative................................   (1,151)     (1,116)    (1,491)
  Less: EBITDA minority interest............................      822         213        860
                                                              -------    --------   --------
      Total EBITDA..........................................  $ 6,599    $  4,290   $ 11,960
                                                              =======    ========   ========

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(19) REPORTABLE SEGMENTS (CONTINUED)

                                                                 YEAR ENDED DECEMBER 31,
                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Depreciation and amortization:
  Programming content:
    Radio...................................................  $   870    $    990   $  3,669
    Cable television........................................      194         704      2,093
    Internet................................................       --          --          1
  Programming support services:
    Advertising sales services..............................       --         602        978
    Satellite services......................................    4,100       3,965      4,026
                                                              -------    --------   --------
      Segment total.........................................    5,164       6,261     10,767
  General and administrative................................        4           5          8
                                                              -------    --------   --------
      Total depreciation and amortization...................  $ 5,168    $  6,266   $ 10,775
                                                              =======    ========   ========
Total assets:
  Programming content:
    Radio...................................................  $ 5,960    $  4,659   $ 25,655
    Cable television........................................    8,204      12,437     20,058
    Internet................................................       --          --          6
  Programming support services:
    Advertising sales services..............................       --      43,886     43,487
    Satellite services......................................   25,878      23,183     19,633
                                                              -------    --------   --------
      Segment total.........................................   40,042      84,165    108,839
  Corporate.................................................   (1,973)     55,219     20,160
  Elimination of inter-segment assets.......................    3,289     (28,490)      (537)
                                                              -------    --------   --------
      Total assets..........................................  $41,358    $110,894   $128,462
                                                              =======    ========   ========
Capital expenditures:
  Programming content:
    Radio...................................................  $ 1,237    $    541   $    333
    Cable television........................................       28         336        242
    Internet................................................       --          --          4
  Programming support services:
    Advertising sales services..............................       --          41         72
    Satellite services......................................       93       1,337        186
                                                              -------    --------   --------
      Segment total.........................................    1,358       2,255        837
  Corporate.................................................        9           3         13
                                                              -------    --------   --------
      Total capital expenditures............................  $ 1,367    $  2,258   $    850
                                                              =======    ========   ========

    Segment EBITDA includes intersegment transactions between the satellite services and cable programming segments for the lease of a transponder by PIN and GAC for $3,387,000, $3,581,000, and $3,525,000, for the years ended
December 31, 1997, 1998 and 1999, respectively. Segment EBITDA differs from operating income (loss) of each of the segments by the amount of depreciation and amortization expenses of each segment.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Jones International Networks, Ltd.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Jones International Networks, Ltd. and subsidiaries as of December 31, 1998 and 1999, and for the years ended
December 31, 1997, 1998 and 1999 included in this Form 10-K, and have issued our report thereon dated February 1, 2000. Our audits were made for the purpose of forming an opinion on these financial statements taken as a whole. The supplemental schedule included in this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the financial statements. The schedule has been subjected to the auditing procedures applied in the audits of these financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to these financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Denver, Colorado
February 1, 2000

                                  SCHEDULE II

              JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                     BALANCE    ADDITIONS    DEDUCTIONS
                                                       AT       CHARGED TO       FOR        BALANCE
                                                    BEGINNING   COSTS AND     ACCOUNTS     AT END OF
CLASSIFICATIONS                                     OF PERIOD    EXPENSES    WRITTEN-OFF     PERIOD
---------------                                     ---------   ----------   -----------   ----------
Fiscal Year ended December 31, 1999:
  Allowance for Doubtful Accounts.................  $897,487     $750,580     $(455,249)   $1,192,818
Fiscal Year ended December 31, 1998:
  Allowance for Doubtful Accounts.................   157,405      858,765      (118,683)      897,487
Fiscal Year ended December 31, 1997:
  Allowance for Doubtful Accounts.................   286,562      114,357      (243,514)      157,405

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Our Articles of Incorporation provide that, with respect to the election of Directors, the holders of Class A Common Stock and Series A Convertible Preferred Stock, voting together as a separate class, are entitled to elect that number of Directors constituting 25% of the total membership of the Board of Directors. If such 25% is not a whole number, holders of Class A Common Stock and Series A Convertible Preferred Stock are entitled to elect the nearest higher whole number of Directors constituting 25% of the membership of the Board of Directors. Holders of Class B Common Stock, voting as a separate class, are entitled to elect the remaining Directors. Directors serve until our next annual meeting and until their successors shall be elected and qualified.

    Set forth below is certain information concerning each person who is an executive officer or director. All directors hold office for a period of one year or until their respective successors are elected and qualified, or until their earlier resignation or removal.

NAME                               AGE      POSITION
----                             --------   --------
Glenn R. Jones.................     70      Chairman of the Board
Jeffrey C. Wayne...............     45      President and Director
Jay B. Lewis...................     41      Group Vice President/Finance, Chief Financial Officer,
                                            Treasurer and Director
Ron Hartenbaum.................     47      President-Jones Radio Network and Director(1)
Gary Schonfeld.................     47      Chief Executive Officer-MediaAmerica(1)
Philip C. Laxar................     47      Chief Operating Officer-Jones Direct, Ltd.
Amy Mickles....................     32      Controller
Yrma G. Rico...................     52      Director
Fred A. Vierra.................     68      Director
Timothy J. Burke...............     49      Director

----------

(1) Pursuant to an agreement entered into in connection with the acquisition of MediaAmerica, Messrs. Hartenbaum and Schonfeld together may nominate one member of our Board of Directors. This right terminates upon the earlier of July 10, 2007 and the date on which, among other things, the direct or indirect ownership of Class A Common Stock by Messrs. Hartenbaum and Schonfeld falls below certain levels.

    The principal occupations for at least the past five years of each of our directors and executive officers and certain are as follows:

    GLENN R. JONES has been involved in the cable television business in various capacities since 1961 and currently serves as a director and/or executive officer of many of our affiliates, including being Chief Executive Officer, President and a director of JonesKnowledge.com, Inc. He has been our Chairman of the Board since 1993 and was President from May 1999 to October 1999. For more than five years, until April 1999, Mr. Jones was Chairman and Chief Executive Officer of Jones Intercable, Inc., a multiple system cable television operator. In addition, Mr. Jones is a member of the Board and Education Council of the National Alliance of Business. In 1994, Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame. Mr. Jones received a B.S. in Economics from Allegheny College and a J.D. from the University of Colorado School of Law.

    JEFFREY C. WAYNE, who served as President and Chief Operating Officer, Cable Network Operations, and as Vice President/General Manager for Great American Country since July 1997, was elected President, Cable Programming Networks and President/General Manager for Great American Country in January 1998, and was elected to be our President and a director in October 1999. Mr. Wayne is a 21-year veteran of the cable television industry. From 1995 to July 1997, Mr. Wayne was Vice President of Programming for The Providence Journal's Broadcast Division. At The Providence Journal, he was responsible for overseeing a portfolio of cable network programming ventures including The Television Food Network and America's Health Network. From 1978 to 1995, Mr. Wayne held various marketing positions with Colony Communications, Inc., a top 20 multiple system cable operator with over 800,000 subscribers, serving as Executive Director of Marketing and Ad Sales from 1988 to 1993 and Vice President of Marketing and Ad Sales from 1994 to 1995. Mr. Wayne has a B.A. in Political Science from the University of Colorado.

    JAY B. LEWIS served as Vice President/Finance and as Chief Financial Officer since July 1996 and was elected Group Vice President/Finance and appointed as a director, in October 1996. Mr. Lewis has also served as Treasurer since September 1994. From January 1995 to October 1996, Mr. Lewis was Vice President of Finance and Treasurer of Jones International, our parent company, and certain of its subsidiaries. From February 1986 to December 1994, Mr. Lewis was employed in various capacities, including Controller and Treasurer, by Jones
Spacelink, Ltd., a former affiliate of ours. Mr. Lewis received a B.S. in Accounting from the University of Wyoming in 1980.

    RON HARTENBAUM co-founded MediaAmerica in 1987, and has been its Chairman since its formation. Mr. Hartenbaum became the President of Jones Radio Network and a director upon the consummation of the MediaAmerica acquisition in July 1998. Mr. Hartenbaum has over 20 years of experience in radio advertising sales. Before forming MediaAmerica, Mr. Hartenbaum was Vice President and Director of Advertising Sales for Westwood One for six years. Prior to joining Westwood One, Mr. Hartenbaum was involved in advertising sales for ABC Radio and advertising development at ad agencies Needham Harper Worldwide and Grey Advertising for national advertisers. Mr. Hartenbaum has a B.A. from Queens College and an MBA from New York University.

    GARY SCHONFELD co-founded MediaAmerica and has served as its President since its formation in 1987. Mr. Schonfeld became the Chief Executive Officer--MediaAmerica upon the consummation of the MediaAmerica acquisition in July 1998. Mr. Schonfeld has over 20 years of experience in the sales arena, including Vice-President Eastern Sales Region for Westwood One. Previously
Mr. Schonfeld served as an account executive with CBS Radio Networks and in various positions with Fairchild Publications, Y&R Advertising and ABC Radio. Mr. Schonfeld has a B.A. from the University of Vermont and an M.A. from the University of Michigan.

    PHILIP C. LAXAR has served as Chief Operating Officer for Jones
Direct, Ltd. since April 1999. Mr. Laxar has 18 years experience in the cable television industry. From 1995 to April 1999, he served as Senior Vice President of Programming for Jones Intercable. From 1988 to 1995, Mr. Laxar was Senior Vice President of Programming and Pay-Per-View for KBLCOM Incorporated, a cable operator. Mr. Laxar has a B.S. in Operations Research from Columbia University and an MBA in Marketing from New York University.

    AMY MICKLES has served as our Controller since July 1999. Ms. Mickles has been associated with Jones International since February 1995, serving as Senior Accountant from February 1995 to December 1995, as Accounting Manager from January 1996 to February 1998 and Director of Financial Accounting from
March 1998 to June 1999. From February 1993 to February 1995, Ms. Mickles was a Senior Auditor at Banc One Corporation (now Banc One, National Association), and from August 1991 to February 1993, she was an auditor at Deloitte & Touche LLP. Ms. Mickles received a B.S. in Accounting from the University of Houston and is a certified public accountant in the State of Colorado.

    YRMA G. RICO, one of our directors, is General Manager of KCEC-TV, Channel 50, in Denver, Colorado, a position she has held since 1992. Ms. Rico was appointed a director in July 1998. She has 19 years of experience in the television industry and has served as the National Sales Manager for KCEC-TV and WNAC-TV, headquartered in Providence, Rhode Island.

    FRED A. VIERRA, one of our directors, is a consultant to Liberty
Media, Inc., a position he has held since January 1998. Mr. Vierra was appointed as director in July 1998. From 1994 to January 1998, he served as Vice Chairman and Chief Executive Officer of Tele-Communications International, Inc. From 1992 to 1994, he served as an Executive Vice President of TCI. Mr. Vierra served as the President of United Artists Entertainment Company from 1989 to 1991 and as the President of United Cable Television Corporation from 1982 to 1989, when the company was merged into United Artists. Mr. Vierra is a member of the Board of Directors of Flextech plc. Mr. Vierra has previously served as a member of the Board of Directors of Turner Broadcasting and the Discovery Channel. Mr. Vierra has a B.S. in Business Administration from the University of Tulsa.

    TIMOTHY J. BURKE was appointed director in October 1999. Mr. Burke has been with the Jones International group of companies since 1982, serving as corporate tax manager, Vice President/Taxation and then Group Vice President Taxation/Administration of Jones Intercable. Mr. Burke currently is Group Vice President of Administration and Acting Financial Operations Officer of Jones International. Prior to joining the Jones International group of companies, Mr. Burke was employed by Arthur Andersen & Co. (now Arthur Andersen LLP).
Mr. Burke received a B.A. in Accounting and a J.D. from the University of Iowa.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth certain information regarding the compensation for services in all capacities for the years ended December 31, 1997, 1998 and 1999 for our President, two of our former Presidents, and our other four most highly compensated executive officers and key employees whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION                       LONG TERM
                                                 -------------------      ALL OTHER      COMPENSATION
NAME AND PRINCIPAL POSITION             YEAR      SALARY     BONUS     COMPENSATION(1)     AWARDS(2)
---------------------------           --------   --------   --------   ---------------   -------------
Jeffrey C. Wayne....................    1999     $190,246   $331,000(3)     $33,751         100,000
  President                             1998      170,007     90,275        10,200           25,000
                                        1997       76,897(4)       --       37,215               --

Jay B. Lewis........................    1999      192,758     60,000        16,780               --
  Group Vice President/Finance          1998      175,008     75,000        14,100           62,500
  and Chief Financial Officer           1997      150,007     60,000         9,000               --

Ron Hartenbaum......................    1999      306,474     37,500        16,800               --
  President of Jones Radio              1998      141,667(5)       --           --               --
  Network                               1997           --         --            --               --

Gary Schonfeld......................    1999      306,984     37,500        16,800               --
  Chief Executive Officer-              1998      141,667(5)       --           --               --
  MediaAmerica                          1997           --         --            --               --

Philip C. Laxar.....................    1999      128,002(6)   20,000        7,680           37,500
  Chief Operating Officer-              1998           --         --            --               --
  Jones Direct, Ltd.                    1997           --         --            --               --

Glenn R. Jones(7)...................    1999       55,289         --         3,317               --
  Former President                      1998           --         --            --           62,500
                                        1997           --         --            --               --

Gregory J. Liptak(8)................    1999       94,637         --        14,826               --
  Former President                      1998      283,879     75,000        17,033           50,000
                                        1997      283,879         --        22,417               --

----------

(1) Our employees are entitled to participate in a 401(k) profit sharing plan and/or a deferred compensation plan. The amounts shown in this column represent our contributions to the 401(k) profit sharing plan and/or the deferred compensation plan for the benefit of the named person's account and, with respect to Mr. Wayne, includes $33,615 reimbursed to him for moving expenses in 1997.

(2) Represents the number of shares of Class A Common Stock underlying stock options granted to named executives.

(3) Pursuant to an agreement with Mr. Wayne, in November 1999, Mr. Wayne received a $250,000 bonus based on attainment of a specified level of distribution of GAC.

(4) Reflects compensation from commencement of employment in July 1997. Mr. Wayne was elected President in October 1999.

(5) Represents partial year payments from commencement of employment in July 1998.

(6) Represents a partial year payment from commencement of employment in April 1999.

(7) Mr. Jones has been Chairman of our Board since our inception. He did not receive any compensation for services during periods prior to May 1999. He served as our President from May 1999 to October 1999, during which period he received compensation of $45,833. Since such period, his annual compensation is $50,000.

(8) On April 27, 1999, Mr. Liptak resigned as President. Mr. Liptak's stock option was forfieted upon his termination.

NEW BONUS PLAN

    Effective for 2000, the board adopted a bonus plan that will generally cover all of our divisions and companies, except PIN, which has its own bonus plan. The plan covers our associates, including executives. Bonuses will be calculated on a number of different bases, depending upon the division or company involved, the position held by the recipient, the nature of the business of that division or company, the specific targets and the means of measuring achievement (such as comparison of revenues and EBITDA with budgeted revenue and EBITDA levels). Bonuses are generally based on a percentage of base salary. Bonuses will be partially "objective" (for example, meeting certain budget criteria) and, to a lesser extent, "subjective" (relating specifically to an individual's overall achievements during the year). The bonuses of Messrs. Wayne and Lewis will be in the range of 25% of base salary if budget levels are achieved. Messrs. Hartenbaum and Schonfeld's bonuses are based principally on the EBITDA achievement of Jones Radio Network and MediaAmerica. Other personnel will participate at ranges of approximately 3% to 25% of their base salaries, depending on their achievement of the objective and subjective measures under the plan. Extraordinary levels of achievement could result in bonuses exceeding 25% of an individual's base salary.

OPTION GRANTS IN 1999

    Options to acquire 640,625 shares of Class A Common Stock have been granted under the plan, of which options for 111,250 shares have been terminated or forfeited upon resignation of the holders. If the proposed initial public offering (which has been postponed) should be completed, it is expected that a substantial additional number of shares will be subject to new option grants. No options have been exercised. The following table sets forth information with respect to grants of stock options during 1999 to the executive officers named in the summary compensation table.

                                                                                            POTENTIAL REALIZABLE
                                                                                                  VALUE AT
                                                                                               ASSUMED ANNUAL
                                                                                                  RATES OF
                                                                                                STOCK PRICE
                                                                                                APPRECIATION
                                   INDIVIDUAL GRANTS                                         FOR OPTION TERM(1)
----------------------------------------------------------------------------------------   ----------------------
                                                     % OF TOTAL
                                                      OPTIONS
                                                     GRANTED TO
                                                        ALL       EXERCISE
                                         OPTIONS     EMPLOYEES      PRICE     EXPIRATION
NAME                                    GRANTED(2)    IN 1999     ($/SHARE)      DATE      5% ANNUAL   10% ANNUAL
----                                    ----------   ----------   ---------   ----------   ---------   ----------
Jeffrey C. Wayne......................    100,000       47.76%     $12.00      10/12/09    $723,170    $1,815,260

Philip C. Laxar.......................     37,500       17.91       12.00      04/07/09     253,798       628,070

----------

(1) The dollar amounts shown under these columns are the result of calculations at 5% and 10% compound growth rates set by the Securities and Exchange Commission, and therefore are not intended to forecast possible future appreciation of our stock price. In all cases, the appreciation is calculated from the award date to the end of the option term.

(2) Represents the number of shares of Class A Common Stock underlying the options granted.

    CHANGES OF VESTING OF CERTAIN OPTIONS. The stock option agreements of Messrs. Wayne and Lewis, dated as of October 12, 1999 and July 10, 1998, to purchase 100,000 shares and 62,500 shares, respectively, of Class A Common Stock, have been amended to require the vesting of any unvested portions of said option upon the occurrence of certain events, including the sale of all or substantially all of the assets or a merger in which we, or a company controlled by Mr. Jones, is not the surviving corporation. These options would not vest if the optionee is retained in his present position and job site.

COMMITTEES

    Our Board currently has an executive committee, consisting of Messrs. Jones, Hartenbaum and Burke, which was established on October 11, 1999. No committee meetings have been held to date.

    The executive committee may act in the Board's stead, except where action by the full Board is required by law, by our articles of incorporation, our bylaws or the indenture governing our Senior Notes.

COMPENSATION OF DIRECTORS

    We pay directors who are not officers of ours or our affiliates, $2,500 per quarter and $500 for attending in person each meeting of the board or one of its committees. All directors are reimbursed for their expenses in attending board and committee meetings. All directors hold office for a period of one year or until their successors are elected and qualified, or until their earlier resignation or removal.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Not applicable.

EMPLOYMENT AGREEMENTS

    On July 10, 1998, we entered into employment agreements with Ron Hartenbaum and Gary Schonfeld. These employment agreements are for three years and restrict them from competing with us during the term of employment and for two years after the agreements terminate. These agreements renew annually unless terminated by the parties. Each agreement provides for an annual salary of $300,000 and eligibility for a variety of employee benefits and plans generally made available to our key associates at their level.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During 1999, the Board set the compensation of our executive officers. From January 1, 1999 through April 27, 1999, the Board was comprised of
Messrs. Jones, Liptak, Lewis, Hartenbaum and Vierra and Ms. Rico. Mr. Liptak resigned from all his positions on April 27, 1999. Effective October 11, 1999, the Board was comprised of Messrs. Jones, Lewis, Hartenbaum, Vierra, Wayne and Burke and Ms. Rico. Messrs. Jones and Burke, in addition to serving as directors, also served as directors and officers of a number of our affiliates during 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND
         MANAGEMENT

    The following table sets forth certain information as of March 1, 2000, regarding ownership of our Class A Common Stock, Class B Common Stock and Series A Convertible Preferred Stock by persons (including any group) known to us to be beneficial owners of more than 5% of such class of stock, our individual directors, each of the executive officers named in the Summary Compensation Table and our executive officers and directors as a group. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days.


                                                                 COMMON STOCK
                                     --------------------------------------------------------------------
                                                 CLASS A                             CLASS B
                                     --------------------------------    --------------------------------
NAME AND ADDRESS OF                        NUMBER OF         PERCENT           NUMBER OF         PERCENT
BENEFICIAL OWNER(1)(2)                      SHARES           OF CLASS           SHARES           OF CLASS
----------------------               ---------------------   --------    ---------------------   --------
Glenn R. Jones ....................  4,080,359(3)(4)           74.8%     2,131,400(3)(5)           95.5%
  9697 East Mineral Avenue
  Englewood, CO 80112
Jeffrey C. Wayne ..................      6,250(7)                  *            --                    --
  9697 East Mineral Avenue
  Englewood, CO 80112
Jay B. Lewis ......................     15,625(8)                  *            --                    --
  9697 East Mineral Avenue
  Englewood, CO 80112
Ron Hartenbaum ....................    339,320(9)                6.2            --                    --
  11 West 42nd Street
  New York, NY 10036
Gary Schonfeld ....................    339,319(9)                6.2            --                    --
  11 West 42nd Street
  New York, NY 10036
Tuxedo Shirt, Inc. ................    678,639(9)               12.5            --                    --
  11 West 42nd Street
  New York, NY 10036
Philip C. Laxar ...................      3,750(10)                 *            --                    --
  9697 East Mineral Avenue
  Englewood, CO 80112
Adelphia Communications                358,481(11)               6.6            --                    --
  Corporation .....................
  5 West Third Street
  Coudersport, PA 16915
Sandler Capital Management ........         --                    --            --                    --
  767 Fifth Avenue, 45th Floor
  New York, NY 10153
All executive officers and                                      87.3     2,131,400                  95.5
  directors
  as a group (10 persons)..........  4,784,936(12)

                                           SERIES A CONVERTIBLE
                                             PREFERRED STOCK
                                     --------------------------------
                                                                                     PERCENT OF
                                                                        PERCENT OF     TOTAL
NAME AND ADDRESS OF                        NUMBER OF         PERCENT    TOTAL VOT-    ECONOMIC
BENEFICIAL OWNER(1)(2)                      SHARES           OF CLASS   ING POWER     INTEREST
----------------------               ---------------------   --------   ----------   ----------
Glenn R. Jones ....................  1,600,000(3)(6)           83.4%       91.0%        81.3%
  9697 East Mineral Avenue
  Englewood, CO 80112
Jeffrey C. Wayne ..................         --                    --           *            *
  9697 East Mineral Avenue
  Englewood, CO 80112
Jay B. Lewis ......................         --                    --           *            *
  9697 East Mineral Avenue
  Englewood, CO 80112
Ron Hartenbaum ....................         --                    --         1.1          3.5
  11 West 42nd Street
  New York, NY 10036
Gary Schonfeld ....................         --                    --         1.1          3.5
  11 West 42nd Street
  New York, NY 10036
Tuxedo Shirt, Inc. ................         --                    --         2.3          7.1
  11 West 42nd Street
  New York, NY 10036
Philip C. Laxar ...................         --                    --           *            *
  9697 East Mineral Avenue
  Englewood, CO 80112
Adelphia Communications                     --                    --         1.2          3.7
  Corporation .....................
  5 West Third Street
  Coudersport, PA 16915
Sandler Capital Management ........    160,000                   8.3           *          1.7
  767 Fifth Avenue, 45th Floor
  New York, NY 10153
All executive officers and           1,600,000                  83.4        93.2         88.4
  directors
  as a group (10 persons)..........

   * less than one percent

-------------

 (1) Directors and executive officers named in the Summary Compensation Table who are not listed in the table do not beneficially own any of our stock.

 (2) Unless otherwise noted, all persons indicated in the table have full voting and investment power with respect to the share ownership described.

 (3) Glenn R. Jones is the Chairman of the Board of Directors and Chief Executive Officer of Jones International and owns all of the outstanding shares of Jones International. He is therefore deemed to be the beneficial owner of all our shares owned by Jones International. By virtue of this ownership, Mr. Jones controls approximately 91% of the total votes to be cast by all shareholders of our shares on matters not requiring a class vote. The holders of the Class B Common Stock have the right to convert their shares of Class B Common Stock into shares of Class A Common Stock on a share for share basis at any time at their option. The holders of the Series A Convertible Preferred Stock have the right to convert their shares of Series A Convertible Preferred Stock into 2,397,500 shares of Class A Common Stock at any time, and Series A Convertible Preferred Stock must be converted upon the completion of a public offering of our equity securities. See Preliminary Note.

 (4) Includes 884,108 shares owned by Mr. Jones, 15,625 shares deemed to be held by Mr. Jones pursuant to a presently exercisable stock option and 3,180,626 shares held by Jones International.

 (5) Includes 328,900 shares owned by Mr. Jones and 1,802,500 shares held by Jones International.

 (6) Represents shares held by Jones International Trust LLC, a Colorado limited liability company. An affiliate of Jones International is the managing member. Through Mr. Jones' ownership of Jones International, he is deemed to be the beneficial holder of said shares.

 (7) Represents shares deemed to be held by Mr. Wayne pursuant to a presently exercisable stock option.

 (8) Represents shares deemed to be held by Mr. Lewis pursuant to a presently exercisable stock option.

 (9) Tuxedo Shirt, Inc. is owned by Messrs. Hartenbaum and Schonfeld, and was formerly known as MediaAmerica, Inc., the company which sold its advertising representation business assets to us in 1998. The shares owned by Tuxedo Shirt, Inc. are beneficially owned 50% by Mr. Hartenbaum and 50% by Mr. Schonfeld.

(10) Represents shares deemed to be held by Mr. Laxar pursuant to a presently exercisable stock option.

(11) Adelphia is entitled to receive a number of additional shares of Class A Common Stock to be determined based on PIN Venture's 1999 audited financial results.

(12) Includes 41,563 shares deemed to be held by various executive officers and directors pursuant to presently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Where applicable, references in this section to amounts paid to or by us include amounts paid to or by the PIN Venture and Superaudio, entities that are not wholly owned, as well as our wholly owned subsidiaries.

ADVANCES

    Since our inception, we have received advances from Jones International and related parties to fund our activities. These advances had no maturity date and accrued interest at the published prime rate plus 2% (approximately 10% per annum in 1999). We paid interest on these advances of approximately $38,000 for the year ended December 31, 1999. We repaid these advances monthly from borrowings, operating cash flow and/or available cash balances.

TAX SHARING AGREEMENT

    Prior to April 2, 1997, we joined in filing a consolidated Federal tax return as provided for under the terms of a tax allocation agreement with Jones International and certain of Jones International's subsidiaries. Pursuant to the terms of the tax allocation agreement, tax provisions (benefits) were allocated to the members of the tax sharing group based on their respective pro rata contribution of taxable income (loss) to Jones International's consolidated taxable income (loss). As a result of certain stock issuances on April 1, 1997, less than 80% of our outstanding common stock was owned by Jones International and, therefore, we no longer join with Jones International in filing a consolidated Federal tax return. However, we continue to file combined state tax returns with Jones International in some states, as provided for under the terms of the tax allocation agreement.

    The tax allocation agreement with Jones International gave Jones International the option to either make a payment of the tax benefits due to the subsidiary members of the tax sharing group or defer such payments until a subsequent taxable period in which the subsidiary member generates taxable income and has a tax payment due either to Jones International or to a federal or state taxing authority. Jones International could defer such payments for a period not to exceed five years from the date the tax benefits were incurred and would accrue interest at the time the deferred amounts originate. Income tax benefit (provision) recognized as a result of the tax sharing arrangement was approximately $879,000 for the year ended December 31, 1999.

SATELLITE SERVICES

    We have agreements to provide uplinking, playback, trafficking and related services to Jones International that terminate on December 31, 2004. We have the right to terminate the uplinking agreement upon 30-days' written notice. We received approximately $2,787,000 for these services for the year ended
December 31, 1999. Since July 1, 1998, we have also provided additional uplinking, playback, trafficking and related services to a related party of Jones International in connection with the lease of an additional channel on one of our satellite transponders for a monthly fee of $30,000 plus a proportionate share of expenses.

SATELLITE TRANSPONDER AGREEMENTS

    We lease to Jones International one compressed channel on one of our satellite transponders. We have the right to terminate the lease at any time upon 30-days' written notice. The monthly payments may be adjusted periodically through the December 2004 expiration date based on the number of affiliate customers using the transponder. We received lease payments of approximately $1,475,000 for the year ended December 31, 1999. Effective July 1, 1998, we leased one additional channel on the transponder to a related party, Knowledge TV, Inc., at a monthly lease rental of approximately $61,000.

The lease has a seven-year term with an option, exercisable by the related party on six months' advance notice, to terminate the lease on July 1, 2001.

    We subleased from Jones Satellite Holdings, a subsidiary of Jones International, an audio channel on a non-preemptible satellite transponder on the Galaxy V communications satellite for approximately $58,000 per month. Pursuant to our right to terminate this agreement, we terminated the agreement on January 31, 2000. Jones Satellite Holdings leases the transponder from an unrelated party pursuant to a lease that terminates in 2004. Jones Satellite Holdings charged lease payments of approximately $696,000 for the year ended December 31, 1999.

SALES COMMISSIONS

    We earn up to a 3% commission on our sale of airtime for informational programming on certain network subsidiaries of Knowledge TV, Inc. We received commissions of approximately $114,000 for the year ended December 31, 1999. Effective July 1, 1998, these services are being provided by the PIN Venture, which will receive all future commissions and will pay for the personnel who perform such services.

    A related party, Jones Network Sales, Inc., began providing cable affiliate sales and marketing services to us in late 1997. This related party charged us approximately $1,418,000 for the year ended December 31, 1999.

LICENSE FEES AND OTHER PAYMENTS FOR CABLE SERVICES

    GAC is licensed to certain cable television systems owned or managed by Jones Intercable. From January 1, 1999 to April 7, 1999, Jones Intercable and its affiliated partnerships paid total license fees to us of approximately $322,000 for this programming service. This agreement expires on December 31, 2010. Superaudio also licenses its audio services to these systems. Jones Intercable and its managed partnerships paid Superaudio approximately $720,000 for the year ended December 31, 1999. As of April 7, 1999, Jones Intercable is no longer a related party due to the sale by Mr. Jones of his interest in Jones Intercable. Jones Intercable has continued to license our programming, but related party payments terminated effective April 7, 1999.

    PIN is distributed to Jones Intercable and its managed partnerships and to Cox and Adelphia. Jones Intercable and its managed partnerships received incentive payments totaling approximately $417,000 for the partial year ended April 6, 1999. As of April 7, 1999, Jones Intercable is no longer a related party due to the sale by Mr. Jones of his controlling interest in Jones Intercable.

COMPUTER SERVICES

    A subsidiary of Jones International provides computer hardware and software services and miscellaneous related support services to us and other parties related to Jones International. We paid service fees to this subsidiary of approximately $787,000 for the year ended December 31, 1999.

OFFICE LEASE AND SUBLEASE

    We lease and sublease office space in Englewood, Colorado from parties related to Jones International on a month-to-month basis. We paid rent and associated expenses under these leases and subleases of approximately $226,000 for the year ended December 31, 1999.

ADMINISTRATIVE SERVICES

    We reimburse Jones International and its related parties for certain administrative services provided by these companies, such as legal, accounting, purchasing and human resources services. Jones International and these related parties charge us for these services based upon an allocation of its personnel expense associated with providing these services. These allocated expenses totaled approximately $968,000 for the year ended December 31, 1999.

    A related party of ours charged us approximately $33,000 for the year ended December 31, 1999, for the allocated costs of its airplane which we used in connection with our Senior Notes offering and our proposed initial public offering.

MANAGEMENT OWNERSHIP OF CONVERTIBLE PREFERRED EQUITY

    An affiliate of Mr. Jones purchased $20.0 million of our Series A Convertible Preferred Stock in September 1999.

GUARANTY OF CREDIT FACILITY

    Jones International has guaranteed our $20.0 million credit facility, which was used to finance the acquisition of Broadcast Programming in August 1999. Both the credit facility and guaranty expire in June 2000 unless extended. As a result of the guaranty, which is secured, we received more favorable interest and other terms. On September 30, 1999, we used the proceeds from the sale of our Series A Convertible Preferred Stock to repay all amounts outstanding under this credit facility.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
       REPORTS ON FORM 8-K

    (a)(1) Financial Statements and Report of Independent Public Accountants.

    (a)(2) Schedules.

           Schedule II--Valuation and Qualifying Accounts.

    (a)(3) Exhibits.

    The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

           NUMBER           DESCRIPTION
           ------           -----------
        3.1                 Articles of Incorporation of the Registrant.(1)

        3.2                 Amendment to the Registrant's Articles of Incorporation
                              filed September 30, 1999.(4)

        3.3                 Amended and Restated Articles of Incorporation of the
                              Registrant filed January 28, 2000.(3)

        3.4                 Bylaws of the Registrant.(1)

        4.1                 Indenture, dated July 10, 1998, between the Registrant and
                              United States Trust Company of New York.(1)

        4.2                 Form of Exchange Note is included as Exhibit A-3 to the
                              Indenture.(1)

        4.3                 Pledge Agreement, dated July 10, 1998, among the Registrant,
                              United States Trust Company of New York and others.(1)

        4.4                 Form of Subsidiary Guaranty is included as part of the
                              Indenture.(1)

        4.5                 Form of Class A Common Stock certificate.(4)

       10.1                 1998 Stock Option Plan.(1)

       10.2                 Amendment No. 1 to the Registrant's 1998 Stock Option
                              Plan.(3)

       10.3                 Form of Basic Incentive Stock Option Agreement.(1)

       10.4                 Form of Basic Non-Qualified Stock Option Agreement.(1)

       10.5                 Amendment No. 1 to Option Agreement dated February 10, 2000, between the Registrant and Jeffrey C. Wayne.(4)

       10.6                 Amendment No. 1 to Option Agreement dated February 10, 2000, between the Registrant and Jay B. Lewis.(4)

       10.7                 Purchase and Sale Agreement dated August 9, 1996, between
                              Jones Global Group, Inc. and Jones International
                              Networks, Ltd. (n/k/a JPN, Inc.).(1)

       10.8                 Exchange Agreement dated September 30, 1996, among Glenn R.
                              Jones, Jones International, Ltd. and Jones International
                              Networks, Ltd. (n/k/a JPN, Inc.).(1)

       10.9                 Agreement and its amendment, dated November 6, 1996 and
                              April 1, 1997, respectively, between Glenn R. Jones and
                              Jones International Networks, Ltd. (n/k/a JPN, Inc.).(1)

       10.10+               Second Amended and Restated Partnership Agreement of Product
                              Information Network Venture dated April 1, 1997, among
                              Jones Infomercial Network Ventures, Inc., Cox Consumer
                              Information Network, Inc. and Adelphia Communications
                              Corporation.(1)

       10.11                Affiliate Agreement dated January 1, 1996, among Great
                              American Country, Inc., Jones Programming Services, Inc.
                              and Jones Intercable, Inc.(1)

           NUMBER           DESCRIPTION
           ------           -----------
       10.12                Amended and Restated Affiliate Agreement dated August 1,
                              1994, between Jones Infomercial Networks, Inc. and Jones
                              Intercable, Inc., together with an Assignment dated
                              January 31, 1995, between Jones Infomercial
                              Networks, Inc. and Jones Infomercial Network
                              Ventures, Inc.(1)

       10.13+               Affiliate Agreement dated January 31, 1995, between Product
                              Information Network Venture and Cox
                              Communications, Inc.(1)

       10.14+               Affiliate Agreement as Amended, dated October 1, 1995 as
                              amended effective April 1, 1997, between Product
                              Information Network Venture and Adelphia Communications
                              Corporation.(1)

       10.15                Uplink Services Agreement dated January 1, 1995, among Jones
                              Earth Segment, Inc., Jones Infomercial Networks, Inc.,
                              Jones Computer Network, Ltd., Mind Extension
                              University, Inc. (n/k/a Knowledge TV, Inc.) and Jones
                              Galactic Radio, Inc., together with a letter agreement
                              dated June 10, 1998, between Jones Earth Segment, Inc. and
                              Knowledge TV, Inc.(1)

       10.16                Services Agreement dated January 1, 1995, among Jones Earth
                              Segment, Inc., Jones Infomercial Networks, Inc., Jones
                              Computer Network, Ltd. and Mind Extension
                              University, Inc. (n/k/a Knowledge TV, Inc.), together with a letter agreement dated June 10, 1998, between Jones
                              Earth Segment, Inc. and Knowledge TV, Inc.(1)

       10.17                Transponder Licenses Agreement dated January 1, 1995, among
                              Jones Space Segment, Inc., Jones Infomercial
                              Networks, Inc. and Jones Computer Network, Ltd., together
                              with a letter agreement dated June 10, 1998, between Jones
                              Space Holdings, Inc. and Knowledge TV, Inc.(1)

       10.18                Transponder Licenses Agreement dated January 1, 1995, among
                              Jones Satellite Holdings, Inc., Jones Galactic
                              Radio, Inc. and Mind Extension University, Inc. (n/k/a
                              Knowledge TV, Inc.).(1)

       10.19+               C-3/C-4 Satellite Transponder Service Agreement dated
                              July 28, 1989, between GE American Communications, Inc.
                              and Jones Space Segment, Inc.(1)

       10.20                Agreement dated June 2, 1998, among MediaAmerica, Inc., Ron
                              Hartenbaum, Gary Schonfeld, Jones Network Holdings LLC and
                              the Registrant.(1)

       10.21                Post-Closing Agreement dated July 10, 1998, with
                              MediaAmerica, Inc., Gary Schonfeld and Ron Hartenbaum.(1)

       10.22                Employment Agreement dated July 10, 1998, between Ron
                              Hartenbaum and the Registrant.(1)

       10.23                Employment Agreement dated July 10, 1998, between Gary
                              Schonfeld and the Registrant.(1)

       10.24                Agreement dated as of June 15, 1999 among Broadcast
                              Electronics, Inc., BEI Holding Corporation and the
                              Registrant.(2)

       10.25                Revolving Credit Facility dated as of July 29, 1999 between
                              Bank of America, N.A. and the Registrant.(2)

       10.26                Form of Registration Rights Agreement dated as of
                              October 1, 1999 between the Registrant and certain holders of Series A Convertible Preferred Stock.(4)

       21                   Subsidiaries.

       27                   Financial Data Schedule.

----------

 + Portions of this exhibit have been omitted based on a determination dated
    November 3, 1998 by the Securities and Exchange Commission that certain information contained therein shall be afforded confidential treatment.

(1) Incorporated by reference from the Registrant's Registration Statement No. 333-62077 on Form S-4 filed on August 21, 1998.

(2) Incorporated by reference from the Registrant's Current Report on Form 8-K dated August 6, 1999.

(3) Incorporated by reference from the Registrant's Current Report on Form 8-K dated January 28, 2000.

(4) Incorporated by reference from the Registrant's Registration Statement No. 333-93337 on Form S-1 filed on December 22, 1999, and Amendment No. 1 thereto, filed on February 18, 2000.

(b) Reports on Form 8-K.

    Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       JONES INTERNATIONAL NETWORKS, LTD.

Dated: March 14, 2000                                  By:             /s/ JEFFREY C. WAYNE
                                                            -----------------------------------------
                                                                         Jeffrey C. Wayne
                                                                            PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 14, 2000                                  By:              /s/ GLENN R. JONES
                                                            -----------------------------------------
                                                                          Glenn R. Jones
                                                                CHAIRMAN OF THE BOARD OF DIRECTORS

Dated: March 14, 2000                                  By:             /s/ JEFFREY C. WAYNE
                                                            -----------------------------------------
                                                                         Jeffrey C. Wayne
                                                                      PRESIDENT AND DIRECTOR
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

Dated: March 14, 2000                                  By:               /s/ JAY B. LEWIS
                                                            -----------------------------------------
                                                                           Jay B. Lewis
                                                            GROUP VICE PRESIDENT/FINANCE AND DIRECTOR
                                                                    (CHIEF FINANCIAL OFFICER)

Dated: March 14, 2000                                  By:               /s/ AMY MICKLES
                                                            -----------------------------------------
                                                                           Amy Mickles
                                                                            CONTROLLER
                                                                    (CHIEF ACCOUNTING OFFICER)

Dated: March 14, 2000                                  By:            /s/ RONALD HARTENBAUM
                                                            -----------------------------------------
                                                                        Ronald Hartenbaum
                                                                             DIRECTOR

Dated: March 14, 2000                                  By:               /s/ YRMA G. RICO
                                                            -----------------------------------------
                                                                           Yrma G. Rico
                                                                             DIRECTOR

Dated: March 14, 2000                                  By:              /s/ FRED A. VIERRA
                                                            -----------------------------------------
                                                                          Fred A. Vierra
                                                                             DIRECTOR

Dated: March 14, 2000                                  By:             /s/ TIMOTHY J. BURKE
                                                            -----------------------------------------
                                                                         Timothy J. Burke
                                                                             DIRECTOR