Form 10-Q
period 2000-03-31
JONES INTERNATIONAL NETWORKS LTD /CO/
filed 2000-05-05
CIK 1067465

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000.
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from     to     .

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

                                      INDEX

                                                                                                              PAGE
                                                                                                              ----
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

     Jones International Networks, Ltd.:
        Unaudited Consolidated Statements of Financial Position
          as of December 31, 1999 and March 31, 2000........................................................      2

        Unaudited Consolidated Statements of Operations
          for the Three Months Ended March 31, 1999 and 2000................................................      3

        Unaudited Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 1999 and 2000................................................      4

        Notes to Unaudited Consolidated Financial Statements................................................      5

   Item 2. Management's Discussion and Analysis
     of Financial Condition and Results of Operations ......................................................     15

PART II. OTHER INFORMATION

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.......................................     22
   Item 5. Other Materially Important Events................................................................     22
   Item 6. Exhibits and Reports on Form 8-K.................................................................     22

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

             UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                                      DECEMBER 31,      MARCH 31,
                                                                                                          1999            2000
                                                                                                    ---------------  -------------
CURRENT ASSETS:
Cash and cash equivalents .......................................................................    $  13,270,784    $  10,632,213
Available for sale securities ...................................................................        6,888,741        5,301,022
Accounts receivable, net of allowance for doubtful accounts of
   $1,192,818 and $1,520,315, respectively ......................................................       14,049,008       13,775,298
Accounts receivable -- Jones International, Ltd. .................................................         382,221               --
Receivables from affiliates .....................................................................          473,759          256,200
Prepaid expenses ................................................................................          284,863          420,128
Other current assets ............................................................................          693,218          750,567
                                                                                                      ------------     ------------
     Total current assets .......................................................................       36,042,594       31,135,428
                                                                                                      ------------     ------------
Property and equipment, net .....................................................................       22,959,104       22,090,843
Intangible assets, net ..........................................................................       63,642,270       64,757,293
Investment in affiliates ........................................................................          309,117          342,439
Debt offering costs, net of accumulated amortization of $960,077 and $1,174,824, respectively....        4,138,699        3,923,952
Deferred equity offering costs (Note 4) .........................................................          240,859          775,877
Other non-current assets ........................................................................        1,128,902        1,335,996
                                                                                                      ------------     ------------
     Total assets ...............................................................................    $ 128,461,545    $ 124,361,828
                                                                                                      ------------     ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable--trade .........................................................................    $   4,738,526    $   5,117,025
Producers' fees payable .........................................................................        5,307,947        4,707,678
Cable programming distribution payments payable .................................................        3,236,996        2,799,087
Accrued liabilities and other current liabilities ...............................................        2,328,858        2,340,546
Accounts payable--Jones International, Ltd. .....................................................               --          312,882
Interest payable ................................................................................        5,875,000        2,937,500
Deferred revenues ...............................................................................        1,309,155        1,851,146
                                                                                                      ------------     ------------
     Total current liabilities ..................................................................       22,796,482       20,065,864
                                                                                                      ------------     ------------
LONG-TERM LIABILITIES:
Customer deposits and deferred revenues .........................................................          581,700          614,520
Other long-term liabilities .....................................................................          602,791          779,472
Senior secured notes ............................................................................      100,000,000      100,000,000
                                                                                                      ------------     ------------
     Total long-term liabilities ................................................................      101,184,491      101,393,992
                                                                                                      ------------     ------------
MINORITY INTEREST IN
   CONSOLIDATED SUBSIDIARIES ....................................................................          565,149          891,514
                                                                                                      ------------     ------------
COMMITMENTS AND CONTINGENCIES (NOTE 5)
COMMON STOCK SUBJECT TO PUT, Class A Common Stock,
   $.01 par value: 126,405 shares issued and outstanding, respectively ..........................        1,213,488        1,213,488
                                                                                                      ------------     ------------
SHAREHOLDERS' EQUITY:
Series A Preferred Stock, $.01 par value authorized, 1,918,000 shares
   authorized, issued and outstanding ...........................................................       23,975,000       23,975,000
Class A Common Stock, $.01 par value: 100,000,000 shares authorized;
   5,268,521 and 5,313,312 shares issued and outstanding, respectively ..........................           52,685           53,133
Class B Common Stock, $.01 par value: 2,231,400 shares
   authorized, issued and outstanding ...........................................................           22,314           22,314
Additional paid-in capital ......................................................................       27,588,370       28,259,787
Accumulated other comprehensive loss ............................................................          (25,652)         (23,902)
Accumulated deficit .............................................................................      (48,910,782)     (51,489,362)
                                                                                                      ------------     ------------
     Total shareholders' equity .................................................................        2,701,935          796,970
                                                                                                      ------------     ------------
     Total liabilities and shareholders' equity .................................................    $ 128,461,545    $ 124,361,828
                                                                                                      ------------     ------------

  The accompany notes to these unaudited consolidated financial statements are an integral part of these consolidated financial statements.

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   FOR THE THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                     1999                2000
                                                                                -------------       --------------
Revenues, including revenues from affiliated entities of $1,561,572
  and $1,130,795, respectively (Note 9) .................................       $ 12,505,337        $ 20,166,902
Operating expenses, including expenses from affiliated
  entities of $2,274,235 and $1,780,357, respectively (Note 9):
  Operations ............................................................          9,527,323          13,227,798
  Selling and marketing .................................................          1,352,388           2,348,047
  General and administrative ............................................            349,878             544,305
  Depreciation and amortization .........................................          1,989,744           3,393,088
                                                                                 -----------         -----------
    Total operating expenses ............................................         13,219,333          19,513,238
                                                                                 -----------         -----------
OPERATING INCOME (LOSS) .................................................           (713,996)            653,664
                                                                                 -----------         -----------
OTHER (INCOME) EXPENSE:
  Interest expense (Note 2) .............................................          3,156,650           3,143,339
  Interest income .......................................................           (277,473)           (226,375)
  Equity in income of subsidiaries ......................................             (4,187)            (33,322)
  Other expense (income) ................................................              4,179             (10,263)
                                                                                 -----------         -----------
    Total other expense, net ............................................          2,879,169           2,873,379
                                                                                 -----------         -----------
LOSS BEFORE INCOME TAXES
  AND MINORITY INTEREST .................................................         (3,593,165)         (2,219,715)
  Income tax provision ..................................................             19,464              32,500
                                                                                 -----------         -----------
LOSS BEFORE MINORITY INTEREST ...........................................         (3,612,629)         (2,252,215)
  Minority interest in net income (loss)
    of consolidated subsidiaries ........................................             50,353             326,365
                                                                                 -----------         -----------
NET LOSS ................................................................       $ (3,662,982)       $ (2,578,580)
                                                                                 -----------         -----------

ADJUSTMENTS TO ARRIVE AT COMPREHENSIVE LOSS .............................             (5,672)              1,750
                                                                                 -----------         -----------
COMPREHENSIVE INCOME (LOSS) .............................................       $ (3,668,654)       $ (2,576,830)
                                                                                 -----------         -----------

NET LOSS PER COMMON SHARE:
  Basic .................................................................       $      (0.48)       $      (0.34)
                                                                                 -----------         -----------
  Fully diluted .........................................................       $      (0.48)       $      (0.34)
                                                                                 -----------         -----------

WEIGHTED AVERAGE COMMON SHARES:
  Basic .................................................................          7,610,313           7,641,256
                                                                                 -----------         -----------
  Fully diluted .........................................................          7,569,726           7,600,670
                                                                                 -----------         -----------

  The accompany notes to these unaudited consolidated financial statements are an integral part of these consolidated financial statements.

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             FOR THE THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                               1999                2000
                                                                                      ---------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .....................................................................       $ (3,662,982)       $ (2,578,580)
  Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ..............................................          1,989,744           3,393,088
    Amortization of debt offering costs ........................................            181,604             214,747
    Equity in income of subsidiaries ...........................................             (4,187)            (33,322)
    Write-off of equipment .....................................................                 --              65,380
    Minority interest in net income of consolidated subsidiaries ...............             50,353             326,365
    Net change in assets and liabilities:
     Decrease in receivables ...................................................          3,785,246             273,710
     Decrease (increase) in receivables from affiliates ........................           (148,487)            217,559
     Decrease (increase) in prepaid expenses and other current assets ..........            264,669            (229,496)
     Decrease (increase) in deferred commissions ...............................             17,236              (8,113)
     Decrease in tax benefit receivable from Jones International, Ltd. .........          1,338,402                  --
     Increase in other assets ..................................................           (248,696)            (22,300)
     Increase (decrease) in accounts payable ...................................           (274,831)            378,499
     Decrease in producers' fees payable .......................................         (1,677,908)           (600,269)
     Decrease (increase) in accounts payable to Jones International, Ltd. ......         (1,122,454)            695,103
     Decrease in accrued interest ..............................................         (2,643,750)         (2,937,500)
     Increase (decrease) in deferred revenues ..................................           (102,327)            541,991
     Decrease in accrued and other liabilities .................................           (381,154)           (188,312)
     Increase in customer deposits .............................................            160,799              32,820
                                                                                        -----------          ----------
      Net cash used in operating activities ....................................         (2,478,723)           (458,630)
                                                                                        -----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ...........................................           (274,321)           (532,662)
  Purchase of available for sale securities ....................................           (480,694)                 --
  Proceeds from the sale of available for sale securities ......................                 --           1,589,469
  Cable programming distribution agreements payments ...........................         (1,470,941)         (2,190,258)
  Purchases of intangible assets and programming ...............................            (82,780)           (711,472)
                                                                                        -----------          ----------
     Net cash used in investing activities .....................................         (2,308,736)         (1,844,923)
                                                                                        -----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for equity offering costs ...........................................                 --            (335,018)
                                                                                        -----------          ----------
     Net cash used in financing activities .....................................                 --            (335,018)
                                                                                        -----------          ----------

DECREASE IN CASH AND CASH EQUIVALENTS ..........................................         (4,787,459)         (2,638,571)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................         20,654,013          13,270,784
                                                                                        -----------          ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................       $ 15,866,554        $ 10,632,213
                                                                                        -----------          ----------

SUPPLEMENTAL CASH FLOW DISCLOSURES:

  Class A Common Stock issued for radio programs ...............................       $         --        $    671,865
                                                                                        -----------          ----------

  Interest paid ................................................................       $  5,581,250        $  5,875,000
                                                                                        -----------          ----------

  Income tax paid ..............................................................       $     19,464        $     32,500
                                                                                        -----------          ----------


  The accompany notes to these unaudited consolidated financial statements are an integral part of these consolidated financial statements.

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This Form 10-Q is being filed by Jones International Networks, Ltd. and its subsidiaries (the "Company"). The accompanying consolidated statements of financial position as of December 31, 1999 and March 31, 2000, the consolidated statements of operations for the three months ended March 31, 1999 and 2000, and the statements of cash flows for the three months ended March 31, 1999 and 2000, are unaudited. This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the consolidated statements of financial position, consolidated statements of operations and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of results for these interim periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the entire year, or for any other interim period.

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

     RECLASSIFICATIONS--Certain prior period amounts have been reclassified to conform to the current presentation.

(2) TRANSACTIONS WITH AFFILIATED ENTITIES

     The Company is a subsidiary of Jones International, Ltd. ("Jones International"), a holding company with ownership in several companies involved in various industries. Jones International is wholly owned by the Company's Chairman, Glenn R. Jones, who is Chairman and Chief Executive Officer of Jones International and various of its subsidiaries. Certain officers or directors of the Company are also officers or directors of these affiliated entities and, from time to time, the Company may have transactions with these entities. Certain expenses are paid by affiliated entities on behalf of the Company and are allocated at cost based on specific identification or other methods which management believes are reasonable. Principal recurring transactions with affiliates, excluding Galactic/Tempo, d/b/a Superaudio ("Superaudio") and Jones Capstar Programming, LLC ("Jones/Capstar"), are described below.

     REVENUES--The Company earns up to a three percent commission on the sale of airtime for informational programming on an affiliated network. As a result of this related party ceasing its distribution efforts in the last quarter of 1999, this service was terminated in September 1999. For the three months ended March 31, 1999, the Company received approximately $45,000 for this service.

     The Company distributes Great American Country to certain cable television systems owned or managed by Jones Intercable, Inc. ("Jones Intercable"). Effective April 7, 1999, Jones Intercable is no longer an affiliate of the Company due to the sale of Mr. Jones' interest in Jones Intercable. Jones Intercable, through its new unaffiliated parent, has continued to pay the Company programming license fees subsequent to the sale of Mr. Jones' interest in Jones Intercable. For the three months ended March 31, 1999, Jones Intercable and its affiliated partnerships paid total license fees to the Company of approximately $237,000 for this programming service.

     Jones Earth Segment, Inc. ("Earth Segment"), a subsidiary of the Company, provides playback, editing, duplication, trafficking and uplinking services to its cable programming network affiliates, an affiliated entity as well as to third parties. As a result of the affiliated entity no longer being in business, this affiliated entity terminated its use of certain earth station services provided by Earth Segment in March 2000. Earth Segment charges affiliates for its services using rates which are calculated to achieve a specified rate of return on its investment to Earth Segment. For the three months ended March 31, 1999 and 2000, Jones International and its affiliates paid satellite delivery and production support fees to the Company of approximately $911,000 and $746,000, respectively, for these services.

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

     In addition, Jones Space Holdings, Inc. ("Space Holdings"), a subsidiary of the Company, subleases a non-preemptible satellite transponder to an affiliated entity. For the three months ended March 31, 1999 and 2000, the Company received satellite transponder lease revenues of approximately $369,000 and $385,000, respectively, for this service.

     OPERATING EXPENSES--The Product Information Network Venture, Inc. ("PIN Venture") pays a significant portion of the revenues generated by its infomercial programming in the form of system rebates to all cable systems which enter into agreements to air such programming. Effective April 7, 1999, Jones Intercable is no longer an affiliate of the Company due to the sale of Mr. Jones' interest in Jones Intercable. The PIN Venture has continued to pay rebates to Jones Intercable (and its affiliated partnerships) subsequent to the change in the ownership structure. For the three months ended March 31, 1999, the PIN Venture paid Jones Intercable (and its affiliated partnerships) approximately $396,000 for system rebates. For the three months ended March 31, 1999, the PIN Venture paid Cox Communications approximately $766,000 for system rebates. For the three months ended March 31, 2000, the PIN Venture paid Cox Communications approximately $958,000 for system rebates.

     Jones Network Sales ("JNS"), a wholly owned subsidiary of Jones International, provided affiliate sales and certain marketing services to the Company. As a result of a related party no longer being in business, all affiliate sales and marketing functions have been incorporated into the operations of the Company starting January 2000. For the three months ended March 31, 1999, the Company paid JNS approximately $425,000 for these services.

     Galactic Radio, Inc. ("Galactic Radio"), a wholly owned subsidiary of the Company, had a transponder lease agreement with Jones Satellite Holdings, Inc. ("Satellite Holdings"), an affiliate of the Company, for the use of the sub-carriers on a non-preemptible satellite transponder. This agreement allowed Galactic Radio to use a portion of the transponder to distribute its audio programming. Galactic Radio terminated this agreement on January 31, 2000. For the three months ended March 31, 1999 and 2000, the Company paid Satellite Holdings approximately $174,000 and $57,000, respectively, for this service.

     The Company leases and subleases office space in Englewood, Colorado from affiliates of Jones International. For the three months ended March 31, 1999 and 2000, the Company paid these affiliates approximately $34,000 and $108,000, respectively, for rent and associated expenses.

     An affiliate of Jones International charged the Company approximately $11,000 during the three months ended March 31, 2000 for the allocated costs of its airplane which was used by the Company in connection with a proposed equity offering.

     An affiliate of Jones International provides computer hardware and software support services to the Company. For the three months ended March 31, 1999 and 2000, the Company paid the affiliate approximately $211,000 and $354,000, respectively, for such services.

     The Company and its consolidated subsidiaries reimburse Jones International and its affiliates for certain allocated administrative expenses. These expenses generally consist of salaries, related benefits and other related costs. Allocations of personnel costs are generally based on actual time spent by affiliated associates with respect to the Company. For the three months ended March 31, 1999 and 2000, the Company paid Jones International and its affiliates approximately $268,000 and $200,000, respectively, for these administrative expenses.

     To assist funding its operating and investing activities, the Company had borrowed funds from Jones International. Jones International's interest rate was calculated using the published prime rate plus two percent. Jones International charged interest on its advances to the Company at rates of approximately 10 percent per annum for the three months ended March 31, 1999. For the three months ended March 31, 1999, the Company paid Jones International interest of approximately $38,000. In the first quarter of 1999, Jones International elected to repay the income tax benefit receivable of approximately $1,335,000 through a reduction of the intercompany balance between the Company and Jones International. The remaining intercompany balance of approximately $255,000 was repaid in April 1999. The Company no longer receives long-term advances from Jones International.

     In the normal course of business, Jones International (1) remits funds on behalf of the Company to third parties and affiliates in payment of products and services purchased by the Company, and (2) receives funds on behalf of the Company in payment for products and services provided by the Company. Starting in April 1999, these amounts are reimbursed from or to

Jones International on a monthly basis. Outstanding payable to Jones International and related parties at March 31, 2000 was approximately $313,000.

(3) NET LOSS PER COMMON SHARE

     Basic earnings per share ("EPS") is computed by dividing the net earnings applicable to common shares by the weighted average of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average of common shares outstanding by the assumed conversion of shares subject to put in the periods in which such effect would have been dilutive. Prior period amounts have been adjusted to reflect the effect of the 5-for-4 stock split which was effective on January 28, 2000. The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS:


                                                     Three Months Ended March 31,
                                               ----------------------------------------
                                                     1999                   2000
                                               ----------------       -----------------
Weighted average shares for basic EPS.....        7,610,313                 7,641,256
Less: shares subject to put...............           40,587                    40,586
                                               ------------           ---------------
Weighted average shares for diluted EPS...        7,569,726                 7,600,670
                                               ------------           ---------------

(4) DEFERRED EQUITY OFFERING COSTS

     The Company incurred approximately $0.8 million in deferred equity offering costs relating to a proposed initial public offering undertaken by the Company in 2000. Deferred equity offering costs consist primarily of financial printing, legal counsel, independent public accountants, regulatory and stock exchange registration fees, and other various costs associated with the offering. On March 9, 2000, we postponed our initial public offering due to market conditions. The Company is exploring a number of financing alternatives, including an initial public offering, and will evaluate these costs periodically to determine if they are transferable to other financing activities. If management does not proceed with an initial public offering or deems these costs as not transferable to other financing activities, these costs will be expensed.

(5) COMMITMENTS AND CONTINGENCIES

     GAC EQUITY AGREEMENT--In the first quarter of 1998, Great American Country and the Company entered into an equity affiliate agreement with a multiple cable system operator ("MSO"). Pursuant to the terms of such agreement, the Company agreed to issue shares of Class A Common Stock to the MSO in return for the MSO providing Great American Country's programming to no less than 500,000 of its subscribers by December 31, 1998. Because of a put option granted to the MSO, the shares issued to that MSO are presented above the Shareholders' Deficit section of the Statements of Financial Position. The amount of accretion from the value of the shares issued to the put option at the exercise date is not significant.

     The MSO was granted a put option on the Common Stock issued, whereby, if as of December 31, 2001, the Company or its successor has not completed a public offering of its securities, the MSO would have the option within 60 days of such date to require the Company to buy back its Class A Common Stock at a price equal to all or a portion of the license fees that would have been paid during the period between the date of the agreement and the exercise date of the put option. The purchase price would be based on the total number of MSO subscribers receiving the Great American Country service as of December 31, 1998. Based on the cumulative amount of license fees received for the Great American Country service from the inception of the agreement through March 31, 2000, the estimated purchase price of the Class A Common Stock in the event the put option is exercised would be approximately $1,032,000.

(6) UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

     In 1998, the Company issued $100 million of Senior Secured Notes (the "Notes"). The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the following wholly-owned subsidiaries of the Company: JPN, Inc., Jones Direct, Ltd., Jones Space Holdings, Inc., Jones Earth Segment, Inc., Jones
Infomercial Networks, Inc., Jones Radio Holdings, Inc., Great American Country, Inc., Jones Galactic Radio, Inc., Jones Infomercial Network
Ventures, Inc., Jones Galactic Radio Partners, Inc., Jones Radio Network, Inc., Jones Audio Services, Inc., Jones Radio Network Ventures, Inc., MediaAmerica, Inc., Broadcast Programming, Inc., MAI Radio, Inc. and Jones/Owens Radio Programming LLC (collectively, the "Subsidiary
Guarantors"). The only existing subsidiaries of the Company that did not guarantee the Notes are the following three entities: the PIN Venture, Superaudio and Jones/Capstar (collectively, the "Non-Guarantor Subsidiaries").

     The Company has not provided separate complete financial statements and other disclosures of the respective Subsidiary Guarantors because management has determined that such information is not material to investors. There are no significant contractual restrictions on distributions from each of the Subsidiary Guarantors to the Company.

     Investments in subsidiaries are required to be accounted for by investors on the equity method for purposes of the supplemental condensed consolidating financial statement presentation. Under this method, investments are recorded at cost and adjusted for the investor company's ownership share of the subsidiaries' cumulative results of operations. In addition, investments increase by the amount of contributions to subsidiaries and decrease by the amount of distributions from subsidiaries. The elimination entries eliminate the equity method accounting for the investment in subsidiaries and the equity in earnings of subsidiaries, intercompany payables and receivables and other transactions between subsidiaries including contributions and distributions.

     Sections 13 and 15(d) of the Securities Exchange Act of 1934 require presentation of the following supplemental condensed consolidating financial statements. Presented below is unaudited condensed consolidating financial information for the Company and its subsidiaries as of and for the three months ended March 31, 1999 and 2000.

   UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS - FOR THE THREE
                          MONTHS ENDED MARCH 31, 1999:

                                 (IN THOUSANDS)


                                                                                                  NON-
                                                                           THE     SUBSIDIARY   GUARANTOR    ELIMINATION
                                                                         COMPANY   GUARANTORS  SUBSIDIARIES    ENTRIES    REPORTED
                                                                      ----------- ------------ ------------  -----------  --------
Revenues ...........................................................        $--     $ 8,118     $  4,769     $   (382)    $ 12,505
Operating expenses:
     Operations ....................................................         --       5,419        4,490         (382)       9,527
     Selling and marketing .........................................         --       1,200          152           --        1,352
     General and administrative ....................................        350          --           --           --          350
     Depreciation and amortization .................................          1       1,964           25           --        1,990
                                                                       --------     -------       ------        ------      ------
          Total operating expenses .................................        351       8,583        4,667         (382)      13,219
                                                                       --------     -------       ------        ------      ------
     OPERATING INCOME (LOSS) .......................................       (351)       (465)         102           --         (714)
                                                                       --------     -------       ------        ------      ------
OTHER EXPENSE (INCOME):
     Interest expense ..............................................      3,157          --           --           --        3,157
     Interest income ...............................................       (236)        (21)         (21)          --         (278)
     Equity share of loss (income) of subsidiaries .................        391        (462)          --           67           (4)
     Other expense (income), net ...................................         --           2            2           --            4
                                                                       --------     -------       ------        ------      ------
          Total other expense (income) .............................      3,312        (481)         (19)          67        2,879
                                                                       --------     -------       ------        ------      ------
     Income (loss) before income taxes and minority interest .......     (3,663)         16          121          (67)      (3,593)
     Income tax provision ..........................................         --          --           20           --           20
                                                                       --------     -------       ------        ------      ------
     Income (loss) before minority interest ........................     (3,663)         16          101          (67)      (3,613)
     Minority interest in net loss of consolidated subsidiaries ....         --          --           --           50           50
                                                                       --------     -------       ------        ------      ------
NET INCOME (LOSS) ..................................................   $ (3,663)    $    16     $    101     $   (117)    $ (3,663)
                                                                       --------     -------       ------        ------      ------

   UNAUDITED CONDENSED CONSOLIDATING CASH FLOWS - FOR THE THREE MONTHS ENDED
                                 MARCH 31, 1999:

                                 (IN THOUSANDS)

                                                                       THE     SUBSIDIARY    GUARANTOR    ELIMINATION
                                                                     COMPANY   GUARANTORS   SUBSIDIARIES    ENTRIES     REPORTED
                                                                  -----------  ----------  -------------   ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...........................................    $ (3,663)    $     16     $    101     $   (117)    $ (3,663)
  Adjustment to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
    Non-cash expenses .........................................         335        1,720           45          117        2,217
    Net change in assets and liabilities ......................      (2,832)         909          890           --       (1,033)
                                                                   --------      -------      -------       -------     --------
     Net cash provided by (used in) operating activities ......      (6,160)       2,645        1,036           --       (2,479)
                                                                   --------      -------      -------       -------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ..........................          --         (181)         (93)          --         (274)
  Purchase of investments .....................................        (481)          --           --           --         (481)
  Purchase of intangible assets ...............................          --       (1,554)          --           --       (1,554)
                                                                   --------      -------      -------       -------     --------
     Net cash used in investing activities ....................        (481)      (1,735)         (93)          --       (2,309)
                                                                   --------      -------      -------       -------     --------
INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS ......................................      (6,641)         910          943           --       (4,788)
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD .......................................      17,881          956        1,817           --       20,654
                                                                   --------      -------      -------       -------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................    $ 11,240     $  1,866     $  2,760          $--     $ 15,866
                                                                   --------      -------      -------       -------     --------

   UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION - AS OF
                                 MARCH 31, 2000:

                                 (IN THOUSANDS)


                                                                                         NON-
                                                           THE        SUBSIDIARY      GUARANTOR       ELIMINATION
                                                         COMPANY      GUARANTORS     SUBSIDIARIES       ENTRIES        REPORTED
                                                      ------------  --------------  --------------   -------------   ------------
ASSETS:
Cash and cash equivalents .......................      $   3,673       $   3,104       $   3,855            $--       $  10,632
Available for sale securities ...................          5,301              --              --             --           5,301
Accounts receivable, net ........................             --          13,262             514             --          13,776
Other current assets ............................             57           1,290              80             --           1,427
                                                      ----------      ----------      ----------       ---------      ---------
          Total current assets ..................          9,031          17,656           4,449             --          31,136
                                                      ----------      ----------      ----------       ---------      ---------
Property and equipment ..........................             13          21,734             344             --          22,091
Intangible assets ...............................          3,926          60,829               2             --          64,757
Other long-term assets ..........................         29,242         (21,743)             --         (1,121)          6,378
                                                      ----------      ----------      ----------       ---------      ---------

          Total assets ..........................      $  42,212       $  78,476       $   4,795      $  (1,121)      $ 124,362
                                                      ----------      ----------      ----------       ---------      ---------
LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT):
Accounts payable ................................      $   1,364       $   2,039       $   1,714            $--       $   5,117
Producers' fees payable .........................             --           4,708              --             --           4,708
Accrued liabilities .............................          3,463           4,544              70             --           8,077
Other current liabilities .......................        (65,403)         66,549           1,018             --           2,164
                                                      ----------      ----------      ----------       ---------      ---------
          Total current liabilities .............        (60,576)         77,840           2,802             --          20,066
                                                      ----------      ----------      ----------       ---------      ---------
Senior secured notes ............................        100,000              --              --             --         100,000
Other long-term liabilities .....................            778             616              --             --           1,394
                                                      ----------      ----------      ----------       ---------      ---------
          Total long-term liabilities ...........        100,778             616              --             --         101,394
                                                      ----------      ----------      ----------       ---------      ---------
Minority interest ...............................             --              --              --            892             892
Class A Common Stock subject to put .............          1,213              --              --             --           1,213
Shareholders' equity (deficit):
     Series A Preferred Stock ...................         23,975              --              --             --          23,975
     Class A Common Stock .......................             53              --              --             --              53
     Class B Common Stock .......................             22              --              --             --              22
     General Partners' Contributions ............             --              --             350           (350)             --
     Additional paid-in capital .................         28,260              --              --             --          28,260
     Accumulated other comprehensive income .....            (24)             --              --             --             (24)
     Retained earnings (deficit) ................        (51,489)             20           1,643         (1,663)        (51,489)
                                                      ----------      ----------      ----------       ---------      ---------
Total shareholders' investment (deficit) ........            797              20           1,993         (2,013)            797
                                                      ----------      ----------      ----------       ---------      ---------
          Total liabilities and shareholders'
             equity (deficit) ...................      $  42,212       $  78,476       $   4,795      $  (1,121)      $ 124,362
                                                      ----------      ----------      ----------       ---------      ---------

   UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS - FOR THE THREE
                          MONTHS ENDED MARCH 31, 2000:

                                 (IN THOUSANDS)

                                                                                                    NON-
                                                                           THE     SUBSIDIARY    GUARANTOR   ELIMINATION
                                                                         COMPANY   GUARANTORS   SUBSIDIARIES    ENTRIES   REPORTED
                                                                       ----------  ----------  ------------- ----------- ---------
Revenues ..........................................................      $   --     $ 13,749     $  6,854     $  (436)    $ 20,167
Operating expenses:
     Operations ...................................................          --        7,799        5,865        (436)      13,228
     Selling and marketing ........................................          --        2,142          206          --        2,348
     General and administrative ...................................         544           --           --          --          544
     Depreciation and amortization ................................           2        3,360           31          --        3,393
                                                                        -------      -------       ------      ------      -------
          Total operating expenses ................................         546       13,301        6,102        (436)      19,513
                                                                        -------      -------       ------      ------      -------
     OPERATING INCOME (LOSS) ......................................        (546)         448          752          --          654
                                                                        -------      -------       ------      ------      -------
OTHER EXPENSE (INCOME):
     Interest expense .............................................       3,143           --           --          --        3,143
     Interest income ..............................................        (147)         (40)         (39)         --         (226)
     Equity share of loss (income) of subsidiaries ................        (974)       1,344           --        (403)         (33)
     Other expense (income), net ..................................          11          (83)          62          --          (10)
                                                                        -------      -------       ------      ------      -------
          Total other expense (income) ............................       2,033        1,221           23        (403)       2,874
                                                                        -------      -------       ------      ------      -------
     Income (loss) before income taxes and minority interest ......      (2,579)        (773)         729         403       (2,220)
     Income tax provision .........................................          --           33           --          --           33
                                                                        -------      -------       ------      ------      -------
     Income (loss) before minority interest .......................      (2,579)        (806)         729         403       (2,253)
     Minority interest in net loss of consolidated subsidiaries ...          --           --           --         326          326
                                                                        -------      -------       ------      ------      -------
NET INCOME (LOSS) .................................................    $ (2,579)    $   (806)    $    729     $    77     $ (2,579)
                                                                        -------      -------       ------      ------      -------

    UNAUDITED CONDENSED CONSOLIDATING CASH FLOWS - FOR THE THREE MONTHS ENDED
                                MARCH 31, 2000:

                                 (IN THOUSANDS)

                                                                                               NON-
                                                                   THE        SUBSIDIARY    GUARANTOR    ELIMINATION
                                                                 COMPANY      GUARANTORS   SUBSIDIARIES    ENTRIES       REPORTED
                                                               -----------  ------------- --------------  ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ......................................      $ (2,579)     $   (806)     $    729      $    77       $ (2,579)
  Adjustment to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
    Non-cash expenses ....................................           (85)        4,034            94          (77)         3,966
    Net change in assets and liabilities .................        (2,803)          525           432           --         (1,846)
                                                                 -------        ------        ------       ------         -------
     Net cash provided by (used in) operating activities .        (5,467)        3,753         1,255           --           (459)
                                                                 -------        ------        ------       ------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .....................            --          (459)          (74)          --           (533)
  Proceeds from the sale of investments ..................         1,589            --            --           --          1,589
  Purchase of intangible assets ..........................            (3)       (2,898)           --           --         (2,901)
                                                                 -------        ------        ------       ------         -------
     Net cash used in investing activities ...............         1,586        (3,357)          (74)          --         (1,845)
                                                                 -------        ------        ------       ------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for equity offering costs .....................          (335)           --            --           --           (335)
                                                                 -------        ------        ------       ------         -------
     Net cash used in financing activities ...............          (335)           --            --           --           (335)
                                                                 -------        ------        ------       ------         -------
INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS .................................        (4,216)          396         1,181           --         (2,639)
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD ..................................         7,889         2,708         2,674           --         13,271
                                                                 -------        ------        ------       ------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................      $  3,673      $  3,104      $  3,855          $--       $ 10,632
                                                                 -------        ------        ------       ------         -------

 (7) REPORTABLE SEGMENTS

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

     The following tables set forth the Company's financial results by business segments. The presentation of reportable segments has been changed from that presented in prior periods to (1) reflect the Internet programming segment, a new segment, and (2) the separate presentation of radio programming and advertising sales services segments. The Company has also added the presentation of segment EBITDA. Management believes that this presentation provides a more meaningful analysis of the Company's business segments. EBITDA of the cable television programming segment excludes EBITDA attributable to the minority interest in the PIN Venture. The prior year's results have been reclassified to conform to the new presentation.


                                                                                               For the Three Months Ended
                                                                                                        March 31,
                                                                                            --------------------------------
Revenues:                                                                                         1999           2000
                                                                                            --------------   ---------------
                                                                                                      (in thousands)
   Programming content:
     Radio ..............................................................................      $  2,959       $  7,416
     Cable television ...................................................................         5,797          8,239
     Internet ...........................................................................             -             25
   Programming support services:
     Advertising sales services .........................................................         1,575          2,777
     Satellite services .................................................................         2,174          1,710
                                                                                              ---------      ---------

      Total revenues ....................................................................      $ 12,505       $ 20,167
                                                                                              ---------      ---------

EBITDA:
   Programming content:
     Radio ..............................................................................      $   (270)      $  1,981
     Cable television ...................................................................           207          1,117
     Internet ...........................................................................             -           (463)
   Programming support services:
     Advertising sales services .........................................................          (166)           484
     Satellite services .................................................................         1,853          1,472
                                                                                              ---------      ---------

      Segment EBITDA ....................................................................         1,624          4,591
Reconciliation to operating income (loss):
General and administrative ..............................................................           348            544
Depreciation and amortization ...........................................................         1,990          3,393
                                                                                              ---------      ---------


      Total operating income (loss) .....................................................      $   (714)      $    654
                                                                                              ---------      ---------


                                                                             For the Three Months Ended
                                                                                     March 31,
                                                                               1999            2000
                                                                           -------------  --------------
                                                                                   (in thousands)
Reconciliation of segment EBITDA to total EBITDA:
   Segment total ....................................................      $    1,624       $    4,591
   General and administrative .......................................            (348)            (544)
   Less: EBITDA minority interest ...................................              58              350
                                                                           ----------       ----------

      Total EBITDA ..................................................      $    1,218       $    3,697
                                                                           ----------       ----------


Depreciation and amortization:
   Programming content:
     Radio ..........................................................      $      335       $    1,358
     Cable television ...............................................             396              797
     Internet .......................................................               -                5
   Programming support services:
     Advertising sales services .....................................             238              248
     Satellite services .............................................           1,019              983
                                                                           ----------       ----------

      Segment total .................................................           1,988            3,391
   General and administrative .......................................               2                2
                                                                           ----------       ----------

      Total depreciation and amortization ...........................      $    1,990       $    3,393
                                                                           ----------       ----------


Total assets:
   Programming content:
     Radio ..........................................................      $    6,315       $   40,638
     Cable television ...............................................          13,899           20,104
     Internet .......................................................               -              122
   Programming support services:
     Advertising sales services .....................................          38,871           42,835
     Satellite services .............................................          22,253           18,867
                                                                           ----------       ----------

      Segment total .................................................          81,338          122,566
   Corporate ........................................................          47,621           42,212
   Elimination of inter-segment assets ..............................         (28,042)         (40,416)
                                                                           ----------       ----------

      Total assets ..................................................      $  100,917       $  124,362
                                                                           ----------       ----------


Capital expenditures:
   Programming content:
     Radio ..........................................................      $       59       $      231
     Cable television ...............................................             119              104
     Internet .......................................................               -              119
   Programming support services:
     Advertising sales services .....................................              16               70
     Satellite services .............................................              80                7
                                                                           ----------       ----------

      Segment total .................................................             274              531
   Corporate ........................................................               -                2
                                                                           ----------       ----------

      Total capital expenditures ....................................      $      274       $      533
                                                                           ----------       ----------

     Segment EBITDA excludes intersegment transactions between the satellite services and cable programming segments for the satellite services provided to PIN and GAC for approximately $860,000, and $1,023,000, for the three months ended March 31, 1999 and 2000, respectively. In addition, segment EBITDA excludes intersegment transactions among advertising sales services, radio programming and Internet programming segments for the sale of radio airtime to Internet for approximately $377,000 for the three months ended March 31, 2000. Segment EBITDA differs from operating income (loss) of each of the segments by the amount of depreciation and amortization expenses of each segment.

(7) SUBSEQUENT EVENT

     In the second quarter of 1999, the Company entered into an agreement to lease a satellite transponder channel to a third party for the remaining life of the satellite, as well as to provide other uplinking and earth station services. Because the third party and the guarantor of this lease were in default, the Company exercised its rights to terminate these satellite transponder and earth station agreements on April 13, 2000.

     In April 2000, the Company entered into agreements to lease up to two channels as well as other uplinking and earth station services to a third party. The terms of these agreements will commence on July 15, 2000 and will terminate on October 15, 2000.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     The following discussion of results of the Company's financial condition and results of operations contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Company's actual results may differ significantly from the results described in such forward-looking statements.

RESULTS OF OPERATIONS

     The following table sets forth the amount of, and percentage relationship to total net revenues of, certain items included in the Company's historical unaudited consolidated statements of operations for the three months ended March 31, 1999 and 2000, respectively:


                                                                  For the Three Months Ended March 31,
                                                   ---------------------------------------------------------------
                                                                   1999                         2000
                                                   ---------------------------------------------------------------
                                                                    (in thousands and unaudited)
         Revenues:
            Programming content:
              Radio ............................      $  2,959             24%       $  7,416             37%
              Cable television .................         5,797             46           8,239             41
              Internet .........................             -              -              25              -
            Programming support services:
              Advertising sales services .......         1,575             13           2,777             14
              Satellite services ...............         2,174             17           1,710              8
                                                     ---------           ----       ---------            ---
               Total revenues ..................        12,505            100          20,167            100
                                                     ---------           ----       ---------            ---
         Operating expenses:
            Programming content:
              Radio ............................         3,564             28           6,793             34
              Cable television .................         5,986             48           7,919             39
              Internet .........................             -              -             493              2
            Programming support services:
              Advertising sales services .......         1,979             16           2,541             13
              Satellite services ...............         1,340             11           1,221              6
                                                     ---------           ----        --------            ---

               Segment total ...................        12,869            103          18,967             94
            General and administrative .........           350              3             546              3
                                                     ---------           ----        --------            ---

              Total operating expenses .........        13,219            106          19,513             97
                                                     ---------           ----        --------            ---

               Operating income (loss) .........          (714)            (6)            654              3
                                                     ---------           ----        --------            ---

         Interest expense, net .................         2,879             23           2,917             14
         Other expense (income), net ...........             -              -             (43)             -
         Income tax provision (benefit) ........            20              -              33              -
         Minority interest .....................            50              -             326              2
                                                     ---------           ----         -------            ---

         Net loss ..............................      $ (3,663)           (29)%      $ (2,579)           (13)%
                                                     ---------           ----         -------            ---

     The following table sets forth EBITDA for the three months ended March 31, 1999 and 2000. EBITDA is unaudited and represents operating income (loss) plus depreciation and amortization minus EBITDA attributable to the minority interest in the PIN Venture, a consolidated 55.3%-owned subsidiary. Management acknowledges that EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles. However, EBITDA is a measure widely used by analysts and investors in the media industry to determine a company's operating performance and ability to service and incur debt. EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.


                                                           1999         2000
                                                     --------------- -------------
     EBITDA:
        Programming content:
          Radio ..................................      $  (270)      $ 1,981
          Cable television .......................          207         1,117
          Internet ...............................            -          (463)
        Programming support services:
          Advertising sales services .............         (166)          484
          Satellite services .....................        1,853         1,472
                                                      ---------       -------
           Segment total .........................        1,624         4,591


        General and administrative ...............         (348)         (544)
        Less: EBITDA minority interest ...........           58           350
                                                      ---------       -------

          Total EBITDA ...........................      $ 1,218       $ 3,697
                                                      ---------       -------

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES

     Total revenues increased $7.7 million, or 61%, from $12.5 million for the three months ended March 31, 1999 to $20.2 million for the three months ended March 31, 2000. Total revenues adjusted for the acquisition of Broadcast programming would have been $14.3 million for the three months ended March 31, 1999. This increase was due to strong growth in our radio and cable programming content operations, an increase in radio revenues resulting from the Broadcast Programming acquisition on August 2, 1999 as well as advertising sales services.

OPERATING EXPENSES

 OPERATIONS. Operations expense increased $3.7 million, or 39%, from $9.5 million for the three months ended March 31, 1999 to $13.2 million for the three months ended March 31, 2000. Total operations expenses adjusted for the acquisition of Broadcast Programming would have been $10.6 million for the three months ended March 31, 1999. The increase is due primarily to an increase in operating expenses resulting from the Broadcast Programming acquisition, increased expenditures related to Internet programming and increased operating expenses to develop our Internet business and the cable television side of our advertising sales business. As a percentage of total revenues, total operations expense decreased from 76% for the three months ended March 31, 1999 to 66% for the three months ended March 31, 2000.

 SELLING AND MARKETING. Selling and marketing expenses increased $1.0 million, or 74%, from $1.4 million for the three months ended March 31, 1999 to $2.4 million for the three months ended March 31, 2000. Selling and Marketing expenses adjusted for the acquisition of Broadcast Programming would have been $1.6 million for the three months ended March 31, 1999. This increase is due primarily to increased expenditures to attract additional radio and cable television affiliates and an increase in selling and marketing expenditures resulting from the Broadcast Programming acquisition.

 GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $0.2 million, or 56%, from $0.3 million for the three months ended March 31, 1999 to $0.5 million for the three months ended March 31, 2000. This increase is due primarily to an increase in computer software and hardware support services charged by an affiliate of Jones International and an increase in salary and related expenses as a result of new associates hired to perform the accounting functions.

 DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $1.4 million, or 71%, from $2.0 million for the three months ended March 31, 1999 to $3.4 million for the three months ended March 31, 2000. Depreciation and amortization expenses adjusted for the acquisition of Broadcast programming would have been $3.1 million for the three months ended March 31, 1999. This increase is due primarily to an increase in amortization expenses related to the Broadcast Programming acquisition and the amortization of cable programming distribution agreement payments.

OPERATING INCOME (LOSS)

     Operating income (loss) increased $1.4 million from an operating loss of $(0.7) million for the three months ended March 31, 1999 to operating income of $0.7 million for the three months ended March 31, 2000, as a result of the factors discussed herein. Operating loss adjusted for the acquisition of Broadcast Programming would have been $(1.4) million for the three months ended March 31, 1999.

EBITDA

     EBITDA increased $2.5 million, or 204%, from $1.2 million for the three months ended March 31, 1999, to $3.7 million for the three months ended March 31, 2000 as a result of the factors discussed herein. EBITDA adjusted for the acquisition of Broadcast Programming would have been $1.6 million for the three months ended March 31, 1999.

OTHER EXPENSE

     Total other expense remained essentially flat at $2.9 million for the three months ended March 31, 1999 and 2000.

NET LOSS

     Net loss decreased $1.1 million, or 30%, from $(3.7) million for the three months ended March 31, 1999 to $(2.6) million for the three months ended March 31, 2000 as a result of the factors discussed herein.

RADIO PROGRAMMING

 REVENUES. Radio programming revenues increased $4.4 million, or 151%, from $3.0 million for the three months ended March 31, 1999 to $7.4 million for the three months ended March 31, 2000, due primarily to an increase in radio advertising revenue and the acquisition of the assets of Broadcast Programming. Radio revenues adjusted for the acquisition of Broadcast Programming would have been $4.8 million for the three months ended March 31, 1999. Following the acquisition, Broadcast Programming generated advertising and programming license fee revenues of $3.0 million during the three months ended March 31, 2000. Advertising revenues increased $1.4 million due to an increase in the number of spots sold and an increase in the rates charged for our advertising spots.

 EXPENSES. Radio programming expenses increased $3.2 million, or 91%, from $3.6 million for the three months ended March 31, 1999 to $6.8 million for the three months ended March 31, 2000. Radio expenses adjusted for the acquisition of Broadcast Programming would have been $6.1 million for the three months ended March 31, 1999. This increase was primarily due to:

     - a $2.6 million increase in operating expenses as a result of the Broadcast Programming acquisition, including amortization expenses of $1.0 million;

     - a $0.3 million increase in radio programming distribution expenses due to an increase in the number of radio affiliates;

     - a $0.2 million increase in marketing expenses to increase the number of radio stations receiving our programming; and

     - a $0.1 million increase in fees paid to license certain radio programming.

     As a percentage of radio programming revenues, radio programming expenses decreased from 120% for the three months ended March 31, 1999 to 92% for the three months ended March 31, 2000. Because a significant portion of our radio programming expenses is fixed in nature, as our radio programming revenues increase, our radio programming expenses as a percent of radio programming revenues will generally decline.

 OPERATING INCOME (LOSS). Operating income (loss) from radio programming increased $1.2 million from an operating loss of $(0.6) million for the three months ended March 31, 1999 to operating income of $0.6 million for the three months ended March 31, 2000 as a result of the factors stated herein. Operating loss from radio programming adjusted for the acquisition of Broadcast Programming would have been $(1.3) million for the three months ended March 31, 1999.

 SEGMENT EBITDA. Segment EBITDA from radio programming increased $2.3 million, or 834%, from $(0.3) million for the three months ended March 31, 1999 to $2.0 million for the three months ended March 31, 2000 as a result of the factors stated herein. Segment EBITDA from radio programming adjusted for the Broadcast Programming acquisition would have been $0.2 million for the three months ended March 31, 1999.

CABLE TELEVISION PROGRAMMING

We own and operate two cable television networks, Great American Country ("GAC") and Product Information Network ("PIN"). PIN is owned through a venture, which is 55.3% owned by us.

 REVENUES. Cable television programming revenues increased $2.4 million, or 42%, from $5.8 million for the three months ended March 31, 1999 to $8.2 million for the three months ended March 31, 2000. This increase was due to the following:

     - GAC's revenues increased $0.4 million, or 35%, as a result of a $0.3 million, or 45%, increase in advertising revenues and $0.1 million, or 19%, increase in license fees. To continue our efforts to increase our traditional national spot advertising, GAC incurred $0.5 million in advertising representation fees in 2000. Excluding the advertising representation fees incurred in 2000, GAC advertising revenues increased 121%. Advertising revenues increased due to higher advertising rates charged for airtime based on a 62% increase in the number of subscribers receiving GAC; and

     - FTREs represent the number of full-time revenue equivalent subscribers receiving PIN. PIN's revenues increased $2.0 million, or 44%, primarily as a result of a 29% increase in FTRE's receiving PIN.

EXPENSES. Cable television programming expenses rose $1.9 million, or 32%, from $6.0 million for the three months ended March 31, 1999 to $7.9 million for the three months ended March 31, 2000. This was primarily due to:

     - increases of $1.2 million in rebates to cable systems receiving PIN, driven by an increase in PIN revenues of $2.0 million from March 31, 1999 to March 31, 2000;

     - an increase of $0.4 million in amortization expenses for GAC cable programming distribution agreement payments; and

     - an increase of $0.3 million in cable television programming expenses resulted from an increase in GAC affiliate sales and other costs.

     For the three months ended March 31, 1999 and 2000, PIN made rebates of approximately 77% and 74%, respectively, of its advertising revenues to systems receiving its programming. Rebates paid to cable systems receiving PIN programming have remained relatively constant over the comparable periods on a per FTRE basis. However, as FTRE's continue to grow, total cable television programming expenses will increase because PIN will pay out additional rebates to cable systems. As a percentage of cable television programming revenues, cable television programming expenses decreased from 103% for the three months ended March 31, 1999 to 96% for the three months ended March 31, 2000.

 OPERATING INCOME (LOSS). Operating income (loss) from cable television programming increased $0.5 million from an operating loss of $(0.2) million for the three months ended March 31, 1999 to an operating income of $0.3 million for the three months ended March 31, 2000 as a result of the factors stated above.

 SEGMENT EBITDA. Segment EBITDA from cable television programming increased $0.9 million, or 440%, from $0.2 million for the three months ended March 31, 1999 to $1.1 million for the three months ended March 31, 2000 as a result of the factors stated above.

INTERNET

     We are implementing an Internet strategy in which we will develop web sites for many of our radio formats and certain of our syndicated programming. As a result, Internet expenses increased beginning in the fourth quarter of 1999 and will continue to increase throughout 2000. We have not generated significant revenues from our Internet business. We anticipate salary, content development and associated expenses and marketing expenses to increase as we develop new web sites and expand existing web sites.

 REVENUES. We did not generate significant Internet revenues for the three months ended March 31, 2000.

 EXPENSES. We incurred Internet expenses of $0.5 million for the three months ended March 31, 2000.

 OPERATING LOSS. We generated an operating loss from our Internet activities of $(0.5) million for the three months ended March 31, 2000.

 SEGMENT EBITDA. We generated a deficit in segment EBITDA from our Internet activities of $(0.5) million for the three months ended March 31, 2000.

ADVERTISING SALES SERVICES

 REVENUES. Advertising sales services revenues increased $1.2 million, or 76%, from $1.6 million for the three months ended March 31, 1999 to $2.8 million for the three months ended March 31, 2000. The increase in advertising sales services revenues is due primarily to the increase in the number of spots sold and an increase in the rates charged for advertising spots aired on radio stations which received third parties and owned programming.

 EXPENSES. Advertising sales services expenses increased $0.6 million, or 28%, from $2.0 million for the three months ended March 31, 1999 to $2.6 million for the three months ended March 31, 2000. The increase is due primarily to:

     - an increase of $0.3 million related to the development of our cable television advertising sales business. In the first quarter of 2000, our operating expenses increased as a result of new associates hired to sell GAC spot advertising and certain audience ratings information for GAC;

     - an increase of $0.1 million related to the development of our Internet advertising sales business as a result of new associates hired to sell and market Internet advertising for third party and owned web sites.

 OPERATING INCOME (LOSS). Operating income from advertising sales services increased from an operating loss of $(0.4) million for the three months ended March 31, 1999 to operating income of $0.2 million for the three months ended March 31, 2000 as a result of factors discussed herein. Operating income from advertising sales services in 2000 consisted of operating income of $0.3 million from radio and cable advertising sales services and operating loss of $(0.1) million from internet advertising sales services.

 SEGMENT EBITDA. Segment EBITDA from advertising sales services increased $0.7 million, or 392%, from $(0.2) million for the three months ended March 31, 1999, to $0.5 million for the three months ended March 31, 2000. Segment EBITDA from advertising sales services consisted of Segment EBITDA of $0.6 million from radio and cable advertising sales services and Segment EBITDA of $(0.1) million from Internet advertising sales services.

SATELLITE SERVICES

 REVENUES. Satellite services revenues decreased $0.5 million, or 21%, from $2.2 million for the three months ended March 31, 1999 to $1.7 million for the three months ended March 31, 2000. This decrease was primarily due to:

     - the expiration in August 1999 of a third party satellite services agreement, which generated $0.4 million in satellite services revenues in the first quarter of 1999; and

     - $0.1 million decrease in satellite services fees charged to affiliated parties because of reduced service levels.

     Historically we have provided satellite services to a related company. Because the related party began to decrease its programming expenditures in the second half of 1999 and ceased all programming efforts as of March 31, 2000, satellite services fees charged to affiliated parties decreased in the first quarter of 2000 and will continue to decrease throughout 2000 as compared to the similar periods in the prior year.

     In April 2000, we entered into an agreement to lease two channels as well as other uplinking and earth station services to a third party. The terms of this agreement will commence on July 15, 2000 and will terminate October 15, 2000.

 EXPENSES. Satellite services expenses decreased $0.1 million, 9%, from $1.3 million for the three months ended March 31, 1999 to $1.2 million for three months ended March 31, 2000. As a percentage of satellite services revenues, satellite services expenses increased from 62% for the three months ended March 31, 1999 to 71% for the three months ended March 31, 2000. Because a significant portion of the costs of our satellite services is fixed, as our revenues decrease the percentage of satellite services expenses in relation to the satellite services revenues will generally increase.

 OPERATING INCOME (LOSS). Operating income from satellite services decreased $0.3 million from $0.8 million for the three months ended March 31, 1999 to $.0.5 million for the three months ended March 31, 2000 as a result of the factors stated above.

 SEGMENT EBITDA. Segment EBITDA from satellite services decreased $0.4 million, or 21%, from $1.9 million for the three months ended March 31, 1999 to $1.5 million for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have incurred net losses, primarily as a result of expenses associated with developing and launching our programming networks and financing costs. For the three months ended March 31, 1999 and 2000, we incurred net losses of $(3.7) million and $(2.6) million, respectively. Net cash used in operating activities for the three months ended March 31, 1999 and 2000 was $(2.5) million and $(0.5) million, respectively.

     The implementation of our growth strategies depends on a number of factors including the availability of cash generated from operations and available cash balances, and may require additional equity and/or debt financings, particularly to make significant acquisitions. Our indenture currently permits secured borrowings of up to $20.0 million. We had cash and cash equivalents and available for sale securities of $15.9 million as of March 31, 2000. We believe that our cash balances, available for sale securities and operating cash flow, including the cash flows of, and dividends and distributions from, our subsidiaries, will fund our cash flow requirements through 2000.

     On March 9, 2000, we postponed our initial public offering due to unfavorable market conditions. At such time market conditions improve, we will reconsider an initial public offering of our Class A Common Stock. We are exploring a number of financing alternatives to provide us with additional liquidity to implement our growth strategies. There can be no assurance we will be successful in these efforts or that such financings will be available on terms we view as acceptable.

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

INVESTING ACTIVITIES

     For the three months ended March 31, 1999 and 2000, net cash used in investing activities was $(2.3) million and $(1.8) million, respectively. Our investing activities in 1999 related primarily to programming distribution payments made for GAC of $1.5 million. Our investing activities for the three months ended March 31, 2000 consisted primarily of the following:

     -  $1.6 million proceeds from the sale of available for sale securities;

     - $(2.2) million in cable programming distribution agreement payments for GAC;

     -  $(0.7) million to purchase certain radio programs; and

     -  $(0.5) million for the purchase of property and equipment.

     Total capital expenditures for the balance of 2000 are estimated to be approximately $1.1 million, which will be used primarily to purchase equipment for the upgrades of certain radio programming studios, to purchase satellite receivers and to purchase computer hardware and software for the Internet segment. Total cable programming distribution agreement payments for Great American Country for the balance of 2000 are estimated to be approximately $4.5 million to $5.0 million.

FINANCING ACTIVITIES

     In July 1999, we entered into a $20.0 million credit facility with a commercial bank to finance the purchase of Broadcast Programming. In order to allow us to obtain more favorable terms, Jones International guaranteed the loan and provided certain collateral as security for the guaranty. The full amount of the credit facility was available to the Company as of March 31, 2000. The credit facility bears interest either at the commercial bank's prime rate minus 2% or a fixed rate (which is approximately equal to LIBOR) plus 0.5%. The interest rate was 6.65 percent per annum at March 31, 2000. The credit facility will expire on June 30, 2000. We are in the process of obtaining a new credit facility without Jones International guaranteeing the loan and providing collateral as security for the guaranty. We can give no assurance that we will be able to obtain a new credit facility on terms we believe are acceptable.

     Net cash used in financing activities for the three months ended March 31, 2000 was $(0.3) million. Net cash used in financing activities consisted of costs related to our initial public offering of our Class A Common Stock. Such costs include financial printing, legal counsel, independent public accountants, regulatory and stock exchange registration fees, and other various costs associated with the offering. Costs for said offering were approximately $0.5 million for the three months ended March 31, 2000 and $0.8 million since the offering process began. We can give no assurance as to if or when such offering will be completed or what the proceeds to us would be.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial market prices. We are exposed to market risk through interest rates. This exposure is directly related to our normal funding and investing activities.

     As of March 31, 2000, approximately $0.3 million of our current liabilities were subject to changes in interest rates. We do not use derivatives to manage this risk. This exposure is linked primarily to the prime rate. We believe that even a significant change in the prime rate would not materially affect our operating results or financial condition.

                    ITEM 5: OTHER MATERIALLY IMPORTANT EVENTS

Item 6.  Exhibits and Reports on Form 8-K

     a)      Exhibits

        None

     b)      Reports on Form 8-K

     Current Report on Form 8-K dated January 28, 2000 reporting that the Company held a Special Meeting of Shareholders on January 26, 2000, whereby three separate proposals were presented and passed by the shareholders. The three proposals were to: (1) increase the number of authorized shares of Class A Common Stock from 50,000,000 shares to 100,000,000 shares and to increase the number of authorized shares of Class B Common Stock from 1,785,120 shares to 2,231,400 shares; (2) delete the second sentence in Paragraph 7.2(a) of the Company's Articles of Incorporation in its entirety and substitute the following in its place: "The Board of Directors of the Corporation may declare a dividend payable solely in Class A Shares to holders of both Class A Shares and Class B Shares." and (3) increase the aggregate number of shares of Class A Common Stock that may be made subject to stock options under the Company's 1998 Stock Option Plan from 400,000 shares to 1,750,000 shares.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     JONES INTERNATIONAL NETWORKS, LTD.

     By:







     -------------------------------------------
              Jeffery C. Wayne
              President



     Dated:  May 4, 2000



     By:








     -------------------------------------------
              Jay B. Lewis
              Group Vice President/Finance
              (Principal Financial Officer)


     Dated:  May 4, 2000