Form 10-Q
period 2000-06-30
JONES INTERNATIONAL NETWORKS LTD /CO/
filed 2000-08-04
CIK 1067465

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000.

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

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

     Jones International Networks, Ltd.:
        Unaudited Consolidated Statements of Financial Position
          as of December 31, 1999 and June 30, 2000..........................  2

        Unaudited Consolidated Statements of Operations
          for the Three and Six Months Ended June 30, 1999 and 2000..........  3

        Unaudited Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 1999 and 2000....................  4

        Notes to Unaudited Consolidated Financial Statements.................  5

   Item 2. Management's Discussion and Analysis
     of Financial Condition and Results of Operations ....................... 15

PART II. OTHER INFORMATION

   Item 3. Quantitative and Qualitative Disclosures About Market Risk........ 26
   Item 5. Other Materially Important Events................................. 26
   Item 6. Exhibits and Reports on Form 8-K.................................. 26

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

             UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                                     DECEMBER 31,        JUNE 30,
                                                                                                        1999              2000
                                                                                                    -------------     -------------
CURRENT ASSETS:
Cash and cash equivalents ......................................................................    $  13,270,784     $  11,395,580
Available for sale securities ..................................................................        6,888,741         5,213,405
Accounts receivable, net of allowance for doubtful accounts of
   $1,192,818 and $1,773,529, respectively .....................................................       14,049,008        14,457,877
Accounts receivable - Jones International, Ltd. ................................................          382,221                --
Receivables from affiliates ....................................................................          473,759                --
Prepaid expenses ...............................................................................          284,863           551,656
Other current assets ...........................................................................          693,218           862,857
                                                                                                    -------------     -------------
     Total current assets ......................................................................       36,042,594        32,481,375
                                                                                                    -------------     -------------
Property and equipment, net ....................................................................       22,959,104        21,369,404
Intangible assets, net .........................................................................       63,642,270        63,857,341
Investment in affiliates .......................................................................          309,117            33,000
Debt offering costs, net of accumulated amortization of $960,077 and $1,361,669 respectively ...        4,138,699         3,737,107
Deferred equity offering costs (Note 4) ........................................................          240,859           789,078
Other non-current assets .......................................................................        1,128,902         1,484,340
                                                                                                    -------------     -------------
     Total assets ..............................................................................    $ 128,461,545     $ 123,751,645
                                                                                                    =============     =============
                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable--trade ........................................................................    $   4,738,526     $   4,798,269
Producers' fees payable ........................................................................        5,307,947         5,068,295
Cable programming distribution payments payable ................................................        3,236,996         1,352,632
Accrued liabilities and other current liabilities ..............................................        2,328,858         2,335,169
Accounts payable--Jones International, Ltd. ....................................................               --           367,137
Interest payable ...............................................................................        5,875,000         5,875,000
Deferred revenues ..............................................................................        1,309,155         1,898,964
                                                                                                    -------------     -------------
     Total current liabilities .................................................................       22,796,482        21,695,466
                                                                                                    -------------     -------------
LONG-TERM LIABILITIES:
Customer deposits and deferred revenues ........................................................          581,700           631,799
Other long-term liabilities ....................................................................          602,791           896,610
Senior secured notes ...........................................................................      100,000,000       100,000,000
                                                                                                    -------------     -------------
     Total long-term liabilities ...............................................................      101,184,491       101,528,409
                                                                                                    -------------     -------------
MINORITY INTEREST IN
   CONSOLIDATED SUBSIDIARIES ...................................................................          565,149         1,153,567
                                                                                                    -------------     -------------
COMMITMENTS AND CONTINGENCIES (NOTE 5)
COMMON STOCK SUBJECT TO PUT, Class A Common Stock,
   $.01 par value: 126,405 shares issued and outstanding, respectively .........................        1,213,488         1,213,488
                                                                                                    -------------     -------------
SHAREHOLDERS' EQUITY:
Series A Preferred Stock, $.01 par value authorized, 1,918,000 shares
   authorized, issued and outstanding ..........................................................       23,975,000        23,975,000
Class A Common Stock, $.01 par value: 100,000,000 shares authorized;
   5,268,521 and 5,313,312 shares issued and outstanding, respectively .........................           52,685            53,133
Class B Common Stock, $.01 par value: 2,231,400 shares
   authorized, issued and outstanding ..........................................................           22,314            22,314
Additional paid-in capital .....................................................................       27,588,370        28,259,787
Accumulated other comprehensive loss ...........................................................          (25,652)          (13,078)
Accumulated deficit ............................................................................      (48,910,782)      (54,136,441)
                                                                                                    -------------     -------------

     Total shareholders' equity (deficit) ......................................................        2,701,935        (1,839,285)
                                                                                                    -------------     -------------
     Total liabilities and shareholders' equity (deficit) ......................................    $ 128,461,545     $ 123,751,645
                                                                                                    =============     =============

    The accompany notes to these unaudited consolidated financial statements are an integral part of these consolidated financial statements.

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                JUNE 30,                        JUNE 30,
                                                                         1999            2000            1999            2000
                                                                     ------------    ------------    ------------    ------------
 Revenues, including revenues from affiliated entities of
   $1,402,086, $813,246, $2,963,658 and
   $1,944,041, respectively (Note 2) .............................   $ 15,236,612    $ 20,494,341    $ 27,741,949    $ 40,661,243
Operating expenses, including charges from affiliated entities of $1,802,033, $1,532,783, $4,016,138 and $3,222,431,
   respectively (Note 2):
   Operations ....................................................     10,279,121      13,446,124      19,808,214      26,673,922
   Selling and marketing .........................................      1,274,816       2,673,148       2,627,204       5,021,195
   General and administrative ....................................        382,695         352,319         730,942         896,624
   Depreciation and amortization .................................      1,980,963       3,587,083       3,970,707       6,980,171
                                                                     ------------    ------------    ------------    ------------
     Total operating expenses ....................................     13,917,595      20,058,674      27,137,067      39,571,912
                                                                     ------------    ------------    ------------    ------------
 OPERATING INCOME ................................................      1,319,017         435,667         604,882       1,089,331
                                                                     ------------    ------------    ------------    ------------
 OTHER (INCOME) EXPENSE:
   Interest expense (Note 2) .....................................      3,124,380       3,143,338       6,281,030       6,286,677
   Interest income ...............................................       (245,759)       (247,801)       (523,234)       (474,176)
   Equity in loss (income) of subsidiaries .......................        (51,816)         31,097         (56,002)         (2,225)
   Other expense (income) ........................................         54,320        (118,188)         58,500        (128,451)
                                                                     ------------    ------------    ------------    ------------
     Total other expense, net ....................................      2,881,125       2,808,446       5,760,294       5,681,825
                                                                     ------------    ------------    ------------    ------------
 LOSS BEFORE INCOME TAXES
   AND MINORITY INTEREST .........................................     (1,562,108)     (2,372,779)     (5,155,412)     (4,592,494)
   Income tax provision ..........................................            460          12,247          19,923          44,747
                                                                     ------------    ------------    ------------    ------------
 LOSS BEFORE MINORITY INTEREST ...................................     (1,562,568)     (2,385,026)     (5,175,335)     (4,637,241)
   Minority interest in net income (loss)
     of consolidated subsidiaries ................................        395,398         262,053         445,751         588,418
                                                                     ------------    ------------    ------------    ------------
 NET LOSS ........................................................   $ (1,957,966)   $ (2,647,079)   $ (5,621,086)   $ (5,225,659)
                                                                     ============    ============    ============    ============

 ADJUSTMENTS TO ARRIVE AT COMPREHENSIVE
  INCOME  (LOSS) .................................................        (25,186)         10,824         (30,858)         12,574
                                                                     ------------    ------------    ------------    ------------
 COMPREHENSIVE INCOME (LOSS) .....................................   $ (1,983,152)   $ (2,636,255)   $ (5,651,944)   $ (5,213,085)
                                                                     ============    ============    ============    ============

 NET LOSS PER COMMON SHARE:
   Basic .........................................................   $      (0.26)   $      (0.35)   $      (0.74)   $      (0.68)
                                                                     ============    ============    ============    ============
   Fully diluted .................................................   $      (0.26)   $      (0.35)   $      (0.75)   $      (0.69)
                                                                     ============    ============    ============    ============

 WEIGHTED AVERAGE COMMON SHARES:
   Basic .........................................................      7,620,204       7,671,117       7,615,258       7,656,187
                                                                     ============    ============    ============    ============
   Fully diluted .................................................      7,580,549       7,630,531       7,575,603       7,615,601
                                                                     ============    ============    ============    ============

    The accompany notes to these unaudited consolidated financial statements are an integral part of these consolidated financial statements.

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FOR THE SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                       1999            2000
                                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .....................................................................   $ (5,621,086)   $ (5,225,659)
  Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ..............................................      3,970,707       6,980,171
    Amortization of debt offering costs ........................................        368,484         401,592
    Distributions received .....................................................             --         405,992
    Equity in income of subsidiaries ...........................................        (56,002)         (2,225)
    Gain on distributions from affiliates ......................................             --        (142,650)
    Write-off of software ......................................................             --          65,380
    Minority interest in net income of consolidated subsidiaries ...............        445,751         588,418
    Net change in assets and liabilities:
     Decrease (increase) in receivables ........................................         27,196        (408,869)
     Decrease (increase) in receivables from affiliates ........................       (227,255)        473,759
     Increase in prepaid expenses and other current assets .....................           (927)       (548,026)
     Decrease in tax benefit receivable from Jones International, Ltd. .........      1,338,402              --
     Increase in other assets ..................................................       (320,195)        (18,315)
     Increase (decrease) in accounts payable ...................................       (144,288)         59,743
     Decrease in producers' fees payable .......................................       (395,985)       (239,652)
     Increase (decrease) in accounts payable to Jones International, Ltd. ......       (557,607)        749,358
     Increase in interest payable ..............................................        293,750              --
     Increase in deferred revenues .............................................        458,929         589,809
     Decrease in accrued and other liabilities .................................       (162,371)       (226,289)
     Increase in customer deposits .............................................         13,722          50,099
                                                                                   ------------    ------------
      Net cash provided by (used in) operating activities ......................       (568,775)      3,552,636
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ...........................................       (441,905)     (1,221,080)
  Purchase of available for sale securities ....................................     (3,197,232)             --
  Proceeds from the sale of available for sale securities ......................             --       1,687,910
  Cable programming distribution agreements payments ...........................     (2,143,281)     (4,850,267)
  Purchases of intangible assets and programming ...............................       (352,432)       (743,784)
  Distributions of capital from affiliates .....................................             --          15,000
                                                                                   ------------    ------------
     Net cash used in investing activities .....................................     (6,134,850)     (5,112,221)
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for equity offering costs ...........................................             --        (315,619)
                                                                                   ------------    ------------
     Net cash used in financing activities .....................................             --        (315,619)
                                                                                   ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS ..........................................     (6,703,625)     (1,875,204)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................     20,654,013      13,270,784
                                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................   $ 13,950,388    $ 11,395,580
                                                                                   ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

  Class A Common Stock issued for radio programs ...............................   $         --    $    671,865
                                                                                   ============    ============

  Interest paid ................................................................   $  5,590,986    $  5,875,000
                                                                                   ============    ============

  Income tax paid ..............................................................   $     19,923    $     44,747
                                                                                   ============    ============


    The accompany notes to these unaudited consolidated financial statements are an integral part of these consolidated financial statements.

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This Form 10-Q is being filed by Jones International Networks, Ltd. and its subsidiaries (the "Company"). The accompanying consolidated statements of financial position as of December 31, 1999 and June 30, 2000, the consolidated statements of operations for the three and six months ended June 30, 1999 and 2000, and the statements of cash flows for the six months ended June 30, 1999 and 2000, are unaudited. This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the consolidated statements of financial position, consolidated statements of operations and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of results for these interim periods. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of results to be expected for the entire year, or for any other interim period.

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

     REVENUES--The Company earns up to a three percent commission on the sale of airtime for informational programming on an affiliated network. As a result of the related party ceasing its distribution efforts in the last quarter of 1999, this service was terminated in September 1999. For the three and six months ended June 30, 1999, the Company received approximately $43,000 and $88,000, respectively, for this service.

     The Company distributes its Great American Country network programming to certain cable television systems owned or managed by Jones Intercable, Inc. ("Jones Intercable"). Since April 7, 1999, Jones Intercable has not been an affiliate of the Company due to the sale of Mr. Jones' interest in Jones Intercable. Jones Intercable, through its new parent, has continued to pay the Company programming license fees subsequent to the sale of Mr. Jones' interest in Jones Intercable. For the three months ended June 30, 1999, Jones Intercable and its affiliated partnerships paid total license fees to the Company of approximately $85,000 for this programming service. For the six months ended in June 30, 1999, Jones Intercable and it's affiliated partnerships paid total license fees to the Company of approximately $322,000 for this programming service.

     Jones Earth Segment, Inc. ("Earth Segment"), a wholly owned subsidiary of the Company, provides playback, editing, duplication, trafficking and uplinking services to its cable programming network affiliates, to an affiliated entity and to third parties. This affiliated entity terminated its use of certain earth station services provided by Earth Segment in March 2000. Earth Segment charges affiliates for its services using rates which are calculated to achieve a specified rate of return on its investment to Earth Segment. For the three months ended June 30, 1999 and 2000, Jones International and its affiliates paid satellite

             JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES delivery and production support fees to the Company of approximately $905,000 and $428,000, respectively, for these services. For the six months ended June 30, 1999 and 2000, Jones International and its affiliates paid satellite delivery and production support fees to the Company of approximately $1,816,000, and $1,174,000, respectively, for these services.

     In addition, Jones Space Holdings, Inc. ("Space Holdings"), a subsidiary of the Company, subleases a non-preemptible satellite transponder to an affiliate of International. For the three months ended June 30, 1999 and 2000, the Company received satellite transponder lease revenues of approximately $369,000 and $385,000, respectively, for this service. For the six months ended June 30, 1999 and 2000, the Company received satellite transponder lease revenues of approximately $738,000 and $770,000, respectively, for this service.

     OPERATING EXPENSES--The Product Information Network Venture, ("PIN Venture") pays out a significant portion of the revenues generated by its infomercial programming in the form of system rebates to cable systems which enter into agreements to air such programming. The PIN Venture has continued to pay rebates to Jones Intercable (and its affiliated partnerships) subsequent to the change in the ownership described above. For the three months ended June 30, 1999, the PIN Venture paid Jones Intercable (and its affiliated partnerships) and Cox Communications rebates of approximately $778,000. For the six months ended June 30, 1999, the PIN Venture paid rebates to Jones Intercable (and its affiliated partnerships) and Cox Communications approximately $1,940,000. For the three months ended June 30, 2000, the PIN Venture paid rebates to Cox Communications of approximately $882,000. For the six months ended June 30, 2000, the PIN Venture paid rebates to Cox Communications of approximately $1,840,000.

     Jones Network Sales ("JNS"), a wholly owned subsidiary of Jones International, provided certain affiliate sales and marketing services to the Company. As a result of a related party no longer being in business, such affiliate sales and marketing functions have been incorporated into the operations of the Company starting in January 2000. For the three and six months ended June 30, 1999, the Company paid JNS approximately $337,000 and $702,000, respectively, for these services.

     Galactic Radio, Inc. ("Galactic Radio"), a wholly owned subsidiary of the Company, had a transponder lease agreement with Jones Satellite Holdings, Inc. ("Satellite Holdings"), an affiliate of the International, for the use of the sub-carriers on a non-preemptible satellite transponder. This agreement allowed Galactic Radio to use a portion of the transponder to distribute its audio programming. Galactic Radio terminated this agreement on January 31, 2000. For the three months ended June 30, 1999, the Company paid Satellite Holdings approximately $174,000 for this service. For the six months ended June 30, 1999 and 2000, the company paid Satellite Holdings approximately $348,000 and $57,000, respectively for this service.

     The Company leases and subleases office space in Englewood, Colorado from affiliates of Jones International. For the three months ended June 30, 1999 and 2000, the Company paid these affiliates approximately $36,000 and $131,000, respectively, for rent and associated expenses. For the six months ended June 30, 1999 and 2000, the Company paid $70,000 and $239,000 respectively for rent and associated expenses.

     An affiliate of Jones International charged the Company approximately $11,000 during the six months ended June 30, 2000 for the allocated costs of its airplane which was used by the Company in connection with a proposed equity offering.

     An affiliate of Jones International provides computer hardware and software support services to the Company. For the three months ended June 30, 1999 and 2000, the Company paid the affiliate approximately $199,000 and $336,000, respectively, for such services. For the six months ended June 30, 1999 and 2000, the Company paid approximately $410,000 and $690,000, respectively, for such services.

     The Company and its consolidated subsidiaries reimburse Jones International and its affiliates for certain allocated administrative expenses. These expenses generally consist of salaries, related benefits and other related costs. Allocations of personnel costs are generally based on actual time spent by affiliated associates with respect to the Company. For the three months ended June 30, 1999 and 2000, the Company reimbursed Jones International and its affiliates approximately $278,000 and $184,000, respectively. For the six months ended June 30, 1999 and 2000, the Company reimbursed Jones International and its affiliates approximately $546,000 and $384,000, respectively.

     To assist funding its operating and investing activities in the past, the Company had borrowed funds from Jones

             JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

International. Jones International's interest rate was calculated using the published prime rate plus two percent. Jones International charged interest on its advances to the Company at rates of approximately 10 percent per annum for the six months ended June 30, 1999. For the six months ended June 30, 1999, the Company paid Jones International interest of approximately $38,000. In the first quarter of 1999, Jones International elected to repay the income tax benefit receivable of approximately $1,335,000 through a reduction of the intercompany balance between the Company and Jones International. The remaining intercompany balance of approximately $255,000 was repaid in April 1999. The Company no longer receives long-term advances from Jones International.

     In the normal course of business, Jones International (1) remits funds on behalf of the Company to third parties and affiliates in payment of products and services purchased by the Company, and (2) receives funds on behalf of the Company in payment for products and services provided by the Company. Starting in April 1999, these amounts are reimbursed from or to Jones International on a monthly basis. Outstanding payable to Jones International and related parties at June 30, 2000 was approximately $367,000.

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

                                                        For the Three Months                     For the Six Months
                                                           Ended June 30,                         Ended June 30,
                                                  -------------------------------        ---------------------------------
                                                       1999              2000                1999                2000
                                                  --------------     ------------        -------------    ----------------
Weighted average shares for basic EPS.....             7,620,204        7,671,117            7,615,258           7,656,187
Less: shares subject to put...............                39,655           40,586               39,655              40,586
                                                  --------------     ------------        -------------     ---------------
Weighted average shares for diluted EPS...             7,580,549        7,630,531            7,575,603           7,615,601
                                                  ==============     ============        =============     ===============

(4) DEFERRED EQUITY OFFERING COSTS

     The Company incurred approximately $0.8 million in deferred equity offering costs relating to a proposed initial public offering undertaken by the Company in 2000. Deferred equity offering costs consist primarily of financial printing, legal counsel, independent public accountants, regulatory and stock exchange registration fees, and other various costs associated with the offering. On March 9, 2000, the Company postponed its initial public offering due to market conditions. The Company is exploring a number of financing alternatives, including an initial public offering, and will evaluate these costs periodically to determine if they are transferable to other financing activities. If the Company does not proceed with an initial public offering within a reasonable period of time or deems these costs as not transferable to other financing activities, these costs will be expensed.

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

     The MSO was granted a put option on the stock issued, whereby, if as of December 31, 2001, the Company successor has not completed a public offering of its securities, the MSO would have the option within 60 days of such date to require the Company to buy back its Class A Common Stock at a price equal to all or a portion of the license fees that would have been paid during the period between the date of the agreement and the exercise date of the put option. The purchase price would be based

             JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES on the total number of MSO subscribers receiving the Great American Country service as of December 31, 1998. Based on the cumulative amount of license fees received for the Great American Country service from the inception of the agreement, the estimated purchase price of the Class A Common Stock in the event the put option is exercised would be approximately $1,030,000.


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

     Sections 13 and 15(d) of the Securities Exchange Act of 1934 require presentation of the following supplemental condensed consolidating financial statements. Presented below is unaudited condensed consolidating financial information for the Company and its subsidiaries as of and for the six months ended June 30, 1999 and 2000.

             JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

          UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS -
                    FOR THE SIX MONTHS ENDED JUNE 30, 1999:
                                 (IN THOUSANDS)

                                                                                           NON-
                                                           THE          SUBSIDIARY      GUARANTOR      ELIMINATION
                                                         COMPANY        GUARANTORS     SUBSIDIARIES      ENTRIES          REPORTED
                                                       ------------    ------------    ------------    ------------    ------------
Revenues ............................................. $         --    $     18,023    $     10,485    $       (766)   $     27,742
Operating expenses:
     Operations ......................................           --          11,433           9,141            (766)         19,808
     Selling and marketing ...........................           --           2,287             340              --           2,627
     General and administrative ......................          731              --              --              --             731
     Depreciation and amortization ...................            3           3,916              52              --           3,971
                                                       ------------    ------------    ------------    ------------    ------------
          Total operating expenses ...................          734          17,636           9,533            (766)         27,137
                                                       ------------    ------------    ------------    ------------    ------------
     OPERATING INCOME (LOSS) .........................         (734)            387             952              --             605
                                                       ------------    ------------    ------------    ------------    ------------
OTHER EXPENSE (INCOME):
     Interest expense ................................        6,281              --              --              --           6,281
     Interest income .................................         (428)            (41)            (54)             --            (523)
     Equity share of loss (income) of subsidiaries ...       (1,018)          1,630             (56)           (612)            (56)
     Other expense (income), net .....................           52               5               1              --              58
                                                       ------------    ------------    ------------    ------------    ------------
          Total other expense (income) ...............        4,887           1,594            (109)           (612)          5,760
                                                       ------------    ------------    ------------    ------------    ------------
     Income (loss) before income taxes and
        minority interest ............................       (5,621)         (1,207)          1,061             612          (5,155)

     Income tax provision ............................           --              19               1              --              20
                                                       ------------    ------------    ------------    ------------    ------------
     Income (loss) before minority interest ..........       (5,621)         (1,226)          1,060             612          (5,175)
     Minority interest in net loss of
       consolidated subsidiaries .....................           --              --              --             446             446
                                                       ------------    ------------    ------------    ------------    ------------

NET INCOME (LOSS) .................................... $     (5,621)   $     (1,226)   $      1,060    $        166    $     (5,621)
                                                       ============    ============    ============    ============    ============


                 UNAUDITED CONDENSED CONSOLIDATING CASH FLOWS -
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999:
                                 (IN THOUSANDS)

                                                                                           NON-
                                                           THE          SUBSIDIARY      GUARANTOR      ELIMINATION
                                                         COMPANY        GUARANTORS     SUBSIDIARIES      ENTRIES          REPORTED
                                                       ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .................................  $     (5,621)   $     (1,226)   $      1,060    $        166    $     (5,621)
  Adjustment to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
    Non-cash expenses ...............................           369           4,530              (4)           (166)          4,729
    Net change in assets and liabilities ............           356            (342)            309              --             323
                                                       ------------    ------------    ------------    ------------    ------------
     Net cash provided by (used in) operating
       activities ...................................        (4,896)          2,962           1,365              --            (569)
                                                       ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ................            --            (374)            (68)             --            (442)
  Purchase of investments ...........................        (3,197)             --              --              --          (3,197)
  Purchase of intangible assets .....................            --          (2,496)             --              --          (2,496)
                                                       ------------    ------------    ------------    ------------    ------------
     Net cash used in investing activities ..........        (3,197)         (2,870)            (68)             --          (6,135)
                                                       ------------    ------------    ------------    ------------    ------------
INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS ............................        (8,093)             92           1,297              --          (6,704)
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD .............................        17,881             956           1,817              --          20,654
                                                       ------------    ------------    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............  $      9,788    $      1,048    $      3,114    $         --    $     13,950
                                                       ============    ============    ============    ============    ============

             JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

      UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION -
                              AS OF JUNE 30, 2000:
                                 (IN THOUSANDS)

                                                                                        NON-
                                                        THE          SUBSIDIARY       GUARANTOR    ELIMINATION
                                                      COMPANY        GUARANTORS     SUBSIDIARIES     ENTRIES         REPORTED
                                                    ------------    ------------    ------------   ------------    ------------
ASSETS:
Cash and cash equivalents .......................   $      6,358    $        984    $      4,054   $         --    $     11,396
Available for sale securities ...................          4,310              --             903             --           5,213
Accounts receivable, net ........................             --          14,099             359             --          14,458
Other current assets ............................             56           1,252             107             --           1,415
                                                    ------------    ------------    ------------   ------------    ------------
          Total current assets ..................         10,724          16,335           5,423             --          32,482
                                                    ------------    ------------    ------------   ------------    ------------
Property and equipment ..........................             11          20,992             366             --          21,369
Intangible assets ...............................          3,747          60,109               1             --          63,857
Other long-term assets ..........................         32,977         (25,488)             --         (1,445)          6,044
                                                    ------------    ------------    ------------   ------------    ------------
          Total assets ..........................   $     47,459    $     71,948    $      5,790   $     (1,445)   $    123,752
                                                    ============    ============    ============   ============    ============
LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT):
Accounts payable ................................   $        773    $      2,559    $      1,466   $         --    $      4,798
Producers' fees payable .........................             --           5,068              --             --           5,068
Accrued liabilities .............................          6,239           3,252              72             --           9,563
Other current liabilities .......................        (59,824)         60,418           1,673             --           2,267
                                                    ------------    ------------    ------------   ------------    ------------
          Total current liabilities .............        (52,812)         71,297           3,211             --          21,696
                                                    ------------    ------------    ------------   ------------    ------------
Senior secured notes ............................        100,000              --              --             --         100,000
Other long-term liabilities .....................            897             631              --             --           1,528
                                                    ------------    ------------    ------------   ------------    ------------
          Total long-term liabilities ...........        100,897             631              --             --         101,528
                                                    ------------    ------------    ------------   ------------    ------------
Minority interest ...............................             --              --              --          1,154           1,154
Class A Common Stock subject to put .............          1,213              --              --             --           1,213
Shareholders' equity (deficit):
     Series A Preferred Stock ...................         23,975              --              --             --          23,975
     Class A Common Stock .......................             53              --              --             --              53
     Class B Common Stock .......................             22              --              --             --              22
     General Partners' Contributions ............             --              --             350           (350)             --
     Additional paid-in capital .................         28,260              --              --             --          28,260
     Accumulated other comprehensive income .....            (13)             --              --             --             (13)
     Retained earnings (deficit) ................        (54,136)             20           2,229         (2,249)        (54,136)
                                                    ------------    ------------    ------------   ------------    ------------
Total shareholders' investment (deficit) ........         (1,839)             20           2,579         (2,599)         (1,839)
                                                    ------------    ------------    ------------   ------------    ------------
          Total liabilities and shareholders'
             equity (deficit) ...................   $     47,459    $     71,948    $      5,790   $     (1,445)   $    123,752
                                                    ============    ============    ============   ============    ============

             JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

          UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS -
                    FOR THE SIX MONTHS ENDED JUNE 30, 2000:
                                 (IN THOUSANDS)

                                                                                           NON-
                                                           THE          SUBSIDIARY      GUARANTOR      ELIMINATION
                                                         COMPANY        GUARANTORS     SUBSIDIARIES      ENTRIES         REPORTED
                                                       ------------    ------------    ------------    ------------    ------------
Revenues ............................................. $         --    $     28,463    $     13,068    $       (870)   $     40,661
Operating expenses:
     Operations ......................................           --          16,274          11,270            (870)         26,674
     Selling and marketing ...........................           --           4,569             452              --           5,021
     General and administrative ......................          897              --              --              --             897
     Depreciation and amortization ...................            4           6,910              66              --           6,980
                                                       ------------    ------------    ------------    ------------    ------------
          Total operating expenses ...................          901          27,753          11,788            (870)         39,572
                                                       ------------    ------------    ------------    ------------    ------------
     OPERATING INCOME (LOSS) .........................         (901)            710           1,280              --           1,089
                                                       ------------    ------------    ------------    ------------    ------------
OTHER EXPENSE (INCOME):
     Interest expense ................................        6,286              --              --              --           6,286
     Interest income .................................         (300)            (76)            (98)             --            (474)
     Equity share of loss (income) of subsidiaries ...       (1,672)          2,397              --            (727)             (2)
     Other expense (income), net .....................           11            (201)             62              --            (128)
                                                       ------------    ------------    ------------    ------------    ------------
          Total other expense (income) ...............        4,325           2,120             (36)           (727)          5,682
                                                       ------------    ------------    ------------    ------------    ------------
     Income (loss) before income taxes and
       minority interest .............................       (5,226)         (1,410)          1,316             727          (4,593)

     Income tax provision ............................           --              44               1              --              45
                                                       ------------    ------------    ------------    ------------    ------------
     Income (loss) before minority interest ..........       (5,226)         (1,454)          1,315             727          (4,638)
     Minority interest in net loss of
       consolidated subsidiaries .....................           --              --              --             588             588
                                                       ------------    ------------    ------------    ------------    ------------

NET INCOME (LOSS) .................................... $     (5,226)   $     (1,454)   $      1,315    $        139    $     (5,226)
                                                       ============    ============    ============    ============    ============

                 UNAUDITED CONDENSED CONSOLIDATING CASH FLOWS -
                    FOR THE SIX MONTHS ENDED JUNE 30, 2000:
                                 (IN THOUSANDS)

                                                                                       NON-
                                                        THE          SUBSIDIARY      GUARANTOR      ELIMINATION
                                                      COMPANY        GUARANTORS     SUBSIDIARIES      ENTRIES         REPORTED
                                                    ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .............................   $     (5,226)   $     (1,454)   $      1,315    $        139    $     (5,226)
  Adjustment to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
    Non-cash expenses ...........................          2,242           6,065             129            (139)          8,297
    Net change in assets and liabilities ........           (799)            310             971              --             482
                                                    ------------    ------------    ------------    ------------    ------------
     Net cash provided by (used in) operating
      activities ................................         (3,783)          4,921           2,415              --           3,553
                                                    ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ............             (2)         (1,088)           (131)             --          (1,221)
  Proceeds from/purchase of investments .........          2,579              13            (904)             --           1,688
  Purchase of intangible assets .................             (9)         (5,585)             --              --          (5,594)
  Distributions of capital from affiliates ......             --              15              --              --              15
                                                    ------------    ------------    ------------    ------------    ------------
     Net cash used in investing activities ......          2,568          (6,645)         (1,035)             --          (5,112)
                                                    ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for equity offering costs ............           (316)             --              --              --            (316)
                                                    ------------    ------------    ------------    ------------    ------------
     Net cash used in financing activities ......           (316)             --              --              --            (316)
                                                    ------------    ------------    ------------    ------------    ------------
INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS ........................         (1,531)         (1,724)          1,380              --          (1,875)
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD .........................          7,889           2,708           2,674              --          13,271
                                                    ------------    ------------    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........   $      6,358    $        984    $      4,054             $--    $     11,396
                                                    ============    ============    ============    ============    ============

             JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(7) REPORTABLE SEGMENTS

     The Company has six reportable segments: radio programming, cable television programming, Internet programming, advertising sales services, satellite services and general and administrative. The Company's reportable segments have been determined in accordance with the Company's internal management structure. The Company evaluates performance based on many factors; one of the primary measures is EBITDA. EBITDA represents operating income (loss) plus depreciation and amortization minus the EBITDA attributable to the minority interest in the PIN Venture, a consolidated 55.3%-owned subsidiary.

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

                                                     Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
Revenues:                                            1999           2000            1999           2000
                                                 ------------   ------------    ------------   ------------
                                                                       (in thousands)
   Programming content:
     Radio ...................................   $      3,906   $      8,232    $      6,865   $     15,648
     Cable television ........................          6,846          7,902          12,642         16,141
     Internet ................................             --             18              --             43
   Programming support services:
     Advertising sales services ..............          2,282          3,031           3,858          5,808
     Satellite services ......................          2,203          1,311           4,377          3,021
                                                 ------------   ------------    ------------   ------------
      Total revenues .........................   $     15,237   $     20,494    $     27,742   $     40,661
                                                 ============   ============    ============   ============

EBITDA:
   Programming content:
     Radio ...................................   $        657   $      2,456    $        387   $      4,437
     Cable television ........................            771          1,100             978          2,216
     Internet ................................             --           (641)             --         (1,104)
   Programming support services:
     Advertising sales services ..............            412            273             247            757
     Satellite services ......................          1,842          1,188           3,695          2,660
                                                 ------------   ------------    ------------   ------------

      Segment EBITDA .........................          3,682          4,376           5,307          8,966
Reconciliation to operating income (loss):
General and administrative ...................            382            353             731            897
Depreciation and amortization ................          1,981          3,587           3,971          6,980
                                                 ------------   ------------    ------------   ------------

      Total operating income (loss) ..........   $      1,319   $        436    $        605   $      1,089
                                                 ============   ============    ============   ============

             JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                                                             Three Months Ended               Six Months Ended
                                                                  June 30.                        June 30,
                                                            1999            2000            1999            2000
                                                        ------------    ------------    ------------    ------------
                                                                               (in thousands)
Reconciliation of segment EBITDA to total EBITDA:
   Segment total ....................................   $      3,682    $      4,376    $      5,307    $      8,966
   General and administrative .......................           (382)           (353)           (731)           (897)
   Less: EBITDA minority interest ...................            404             252             462             602
                                                        ------------    ------------    ------------    ------------

      Total EBITDA ..................................   $      2,896    $      3,771    $      4,114    $      7,467
                                                        ============    ============    ============    ============

Depreciation and amortization:
   Programming content:
     Radio ..........................................   $        344    $      1,444    $        680    $      2,802
     Cable television ...............................            399             910             795           1,707
     Internet .......................................             --              17              --              22
   Programming support services:
     Advertising sales services .....................            237             256             475             504
     Satellite services .............................            999             957           2,018           1,940
                                                        ------------    ------------    ------------    ------------

      Segment total .................................          1,979           3,584           3,968           6,975
   General and administrative .......................              2               3               3               5
                                                        ------------    ------------    ------------    ------------

      Total depreciation and amortization ...........   $      1,981    $      3,587    $      3,971    $      6,980
                                                        ============    ============    ============    ============

Capital expenditures:
   Programming content:
     Radio ..........................................   $         94    $        380    $        153    $        611
     Cable television ...............................             13              68             132             172
     Internet .......................................             --              96              --             215
   Programming support services:
     Advertising sales services .....................             13             101              29             171
     Satellite services .............................             48              43             128              50
                                                        ------------    ------------    ------------    ------------

      Segment total .................................            168             688             442           1,219
   Corporate ........................................             --              --              --               2
                                                        ------------    ------------    ------------    ------------

      Total capital expenditures ....................   $        168    $        688    $        442    $      1,221
                                                        ============    ============    ============    ============

             JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                                                    As of June 30,
                                                 1999            2000
                                             ------------    ------------
                                                    (in thousands)
Total assets:
   Programming content:
     Radio ...............................   $      6,942    $     36,439
     Cable television ....................         15,118          24,257
     Internet ............................             --             242
   Programming support services:
     Advertising sales services ..........         41,355          42,210
     Satellite services ..................         21,344          17,543
                                             ------------    ------------


      Segment total ......................         84,759         120,691
   Corporate .............................         89,970          47,459
   Elimination of inter-segment assets ...        (69,608)        (44,398)
                                             ------------    ------------


      Total assets .......................   $    105,121    $    123,752
                                             ============    ============

     Segment EBITDA excludes intersegment transactions between the satellite services and cable programming segments for the satellite services provided to the PIN Venture and Great American Country for approximately $877,000, and $940,000, for the three months ended June 30, 1999 and 2000, respectively. Segment EBITDA excludes intersegment transactions between the satellite services and cable programming segments for the satellite services provided to the PIN Venture and Great American Country for approximately $1,737,000, and $1,897,000, for the six months ended June 30, 1999 and 2000, respectively. In addition, segment EBITDA excludes intersegment transactions among advertising sales services, radio programming and Internet programming segments for the sale of radio airtime to Internet for approximately $94,000 and $538,000 for the three and six months ended June 30, 2000, respectively. Segment EBITDA differs from operating income (loss) of each of the segments by the amount of depreciation and amortization expenses of each segment.

(8) CREDIT FACILITY

     In July 1999, we entered into a $20.0 million credit facility with a commercial bank to finance the purchase of Broadcast Programming. In order to allow us to obtain more favorable terms, Jones International guaranteed the loan and provided certain collateral as security for the guaranty. The credit facility bore interest either at the commercial bank's prime rate minus 2% or a fixed rate (which is approximately equal to LIBOR) plus 0.5%. The interest rate was 6.65 percent per annum at June 30, 2000. This credit facility expired on June 30, 2000.

(9) SUBSEQUENT EVENT

     TERMINATION PAYMENT - The Company has negotiated an early termination to an agreement with a third party to sell Internet advertising time and provide other services. The termination of this agreement resulted in a one-time cash payment of $1.5 million, which was received by the Company in July 2000. The termination payment will be recorded as revenue during the Company's third quarter.

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

RESULTS OF OPERATIONS

     The following table sets forth the amount of, and percentage relationship to total net revenues of, certain items included in the Company's historical unaudited consolidated statements of operations for the three and six months ended June 30, 1999 and 2000, respectively:

                                            Three Months Ended June 30,                      Six Months Ended June 30,
                                           1999                    2000                    1999                    2000
                                   ---------------------  -----------------------  ---------------------   ----------------------
                                                                          (in thousands)
Revenues:
   Programming content:
     Radio........................  $  3,906      26%      $   8,232       40       $   6,865      25%      $  15,648       38%
     Cable television.............     6,846      45           7,902       39          12,642      45          16,141       40
     Internet.....................         -       -              18        -               -       -              43        -
   Programming support services:
     Advertising sales services...     2,282      15           3,031       15           3,858      14           5,808       14
     Satellite services...........     2,203      14           1,311        6           4,377      16           3,021        8
                                    --------     ---       ---------      ---       ---------     ---       ---------     ----


      Total revenues..............    15,237     100          20,494      100          27,742     100          40,661      100
                                    --------     ---       ---------      ---       ---------     ---       ---------      ---


Operating expenses:
   Programming content:
     Radio........................     3,593      24           7,220       35           7,158      26          14,013       34
     Cable television.............     6,474      42           7,712       38          12,459      45          15,632       38
     Internet.....................         -       -             676        3               -       -           1,169        3
   Programming support services:
     Advertising sales services...     2,106      14           3,015       15           4,086      14           5,556       14
     Satellite services...........     1,360       9           1,080        5           2,700      10           2,301        6
                                    --------     ---       ---------      ---       ---------     ---       ---------     ----


      Segment total...............    13,533      89          19,703       96          26,403      95          38,671       95
   General and administrative.....       385       2             355        2             734       3             901        2
                                    --------     ---       ---------      ---       ---------     ---       ---------     ----


     Total operating expenses.....    13,918      91          20,058       98          27,137      98          39,572       97
                                    --------     ---       ---------      ---       ---------      --       ---------     ----


      Operating income............     1,319       9             436        2             605       2           1,089        3
                                    --------     ---       ---------      ---       ---------     ---       ---------     ----


Interest expense, net.............     2,879      19           2,896       14           5,758      21           5,813       14
Other expense (income), net.......         2       -             (87)       -               2       -            (131)       -
Income tax provision (benefit)....         1       -              12        -              20       -              45        -
Minority interest.................       395       3             262        1             446       1             588        2
                                    --------     ---       ---------      ---       ---------     ---       ---------     ----


Net loss                           $  (1,958)    (13)%     $  (2,647)     (13)%    $   (5,621)    (20)%     $  (5,226)     (13)%
                                    ========     ===       =========      ===       =========     ===       =========     ====

     The following table sets forth EBITDA for the three and six months ended June 30, 1999 and 2000. EBITDA is unaudited and represents operating income
(loss) plus depreciation and amortization minus EBITDA attributable to the minority interest in the PIN Venture, a consolidated 55.3%-owned subsidiary. Management acknowledges that EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles. However, EBITDA is a measure widely used by analysts and investors in the media industry to determine a company's operating performance and ability to service and incur debt. EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

                                         For the Three Months Ended       For the Six Months Ended
                                                  June 30,                        June 30,
                                            1999            2000            1999            2000
                                        ------------    ------------    ------------    ------------
EBITDA:                                                        (in thousands)
   Programming content:
     Radio ..........................   $        657    $      2,456    $        387    $      4,437
     Cable television ...............            771           1,100             978           2,216
     Internet .......................             --            (641)             --          (1,104)
   Programming support services:
     Advertising sales services .....            412             273             247             757
     Satellite services .............          1,842           1,188           3,695           2,660
                                        ------------    ------------    ------------    ------------

      Segment total .................          3,682           4,376           5,307           8,966

   General and administrative .......           (382)           (353)           (731)           (897)
   Less: EBITDA minority interest ...            404             252             462             602
                                        ------------    ------------    ------------    ------------

     Total EBITDA ...................   $      2,896    $      3,771    $      4,114    $      7,467
                                        ============    ============    ============    ============

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

REVENUES

     Total revenues increased $5.3 million, or 35%, from $15.2 million for the three months ended June 30, 1999 to $20.5 million for the three months ended June 30, 2000. Total revenues adjusted for the acquisition of Broadcast Programming would have been $17.3 million for the three months ended June 30, 1999. This increase was due to strong growth in our radio and cable programming content operations, an increase in radio revenues resulting from the Broadcast Programming acquisition on August 2, 1999 as well as advertising sales services.

OPERATING EXPENSES

 OPERATIONS. Operations expense increased $3.1 million, or 31%, from $10.3 million for the three months ended June 30, 1999 to $13.4 million for the three months ended June 30, 2000. Total operations expenses adjusted for the acquisition of Broadcast Programming would have been $11.3 million for the three months ended June 30, 1999. The increase is due primarily to an increase in operating expenses resulting from the Broadcast Programming acquisition, increased expenditures related to radio programming, increased expenditures related to Internet programming and increased operating expenses to develop our Internet and cable television advertising sales businesses. As a percentage of total revenues, total operations expense decreased from 68% for the three months ended June 30, 1999 to 66% for the three months ended June 30, 2000.

 SELLING AND MARKETING. Selling and marketing expenses increased $1.4 million, or 110%, from $1.3 million for the three months ended June 30, 1999 to $2.7 million for the three months ended June 30, 2000. Selling and marketing expenses adjusted for the acquisition of Broadcast Programming would have been $1.5 million for the three months ended June 30, 1999. This increase is due primarily to increased expenditures to attract additional radio and cable television affiliates and an increase in selling and marketing expenditures resulting from the Broadcast Programming acquisition.

 GENERAL AND ADMINISTRATIVE. General and administrative expenses remained relatively flat at $0.4 million for the three months ended June 30, 1999 and 2000.

 DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $1.6 million, or 81%, from $2.0 million for the three months ended June 30, 1999 to $3.6 million for the three months ended June 30, 2000. Depreciation and amortization expenses adjusted for the acquisition of Broadcast Programming would have been $3.1 million for the three months ended June 30, 1999. This increase is due primarily to an increase in amortization expenses related to the Broadcast Programming acquisition and the amortization of cable programming distribution agreement payments.

OPERATING INCOME

     Operating income decreased $0.9 million from an operating income of $1.3 million for the three months ended June 30, 1999 to operating income of $0.4 million for the three months ended June 30, 2000, as a result of the factors discussed herein. Operating loss adjusted for the acquisition of Broadcast Programming would have been approximately break-even for the three months ended June 30, 1999.

EBITDA

     EBITDA increased $0.9 million, or 30%, from $2.9 million for the three months ended June 30, 1999, to $3.8 million for the three months ended June 30, 2000 as a result of the factors discussed herein. EBITDA adjusted for the acquisition of Broadcast Programming would have been $3.7 million for the three months ended June 30, 1999.

OTHER EXPENSE

     Total other expense remained essentially flat at $2.9 million for the three months ended June 30, 1999 and 2000.

NET LOSS

     Net loss increased $0.6 million, or 35%, from $(2.0) million for the three months ended June 30, 1999 to $(2.6) million for the three months ended June 30, 2000 as a result of the factors discussed herein.

RADIO PROGRAMMING

 REVENUES. Radio programming revenues increased $4.3 million, or 111%, from $3.9 million for the three months ended June 30, 1999 to $8.2 million for the three months ended June 30, 2000, due primarily to an increase in radio advertising revenue and the acquisition of the assets of Broadcast Programming. Radio revenues adjusted for the acquisition of Broadcast Programming would have been $6.1 million for the three months ended June 30, 1999. Following the acquisition, Broadcast Programming generated advertising and programming license fee revenues of $3.3 million during the three months ended June 30, 2000. Advertising revenues increased $1.1 million due to an increase in the rates charged for our advertising spots and an increase in the number of advertising spots sold. There was a decrease of $0.1 million in radio license fees, reflecting our decision to focus on programming targeted at larger market radio stations that generally are not charged license fees.

 EXPENSES. Radio programming expenses increased $3.6 million, or 101%, from $3.6 million for the three months ended June 30, 1999 to $7.2 million for the three months ended June 30, 2000. Radio expenses adjusted for the acquisition of Broadcast Programming would have been $6.0 million for the three months ended June 30, 1999. This increase was primarily due to:

     - a $2.9 million increase in operating expenses as a result of the Broadcast Programming acquisition, including depreciation and amortization expenses of $1.0 million;

     - a $0.3 million increase in marketing expenses for trade shows and related marketing expenditures to increase the number of radio stations receiving our programming;

     - a $0.2 million increase in radio programming and radio distribution expenses due to an increase in the number of radio programs we offered and an increase in the number of radio affiliates; and

     - a $0.2 million increase in depreciation expenses related to new equipment purchased for the upgrades of certain radio programming studios, purchase of new satellite receivers and purchase of new computer hardware and software.

     As a percentage of radio programming revenues, radio programming expenses decreased from 92% for the three months ended June 30, 1999 to 88% for the three months ended June 30, 2000. Due to the fixed nature of most of our radio programming expenses, our radio programming expenses as a percent of radio programming revenues will generally decline as our radio programming revenues increase.

 OPERATING INCOME. Operating income from radio programming increased $0.7 million from an operating income of $0.3 million for the three months ended June 30, 1999 to operating income of $1.0 million for the three months ended June 30, 2000 as a result of the factors stated herein. Operating income from radio programming adjusted for the acquisition of Broadcast Programming would have been approximately $0.1 million for the three months ended June 30, 1999.

 SEGMENT EBITDA. Segment EBITDA from radio programming increased $1.8 million, or 274%, from $0.7 million for the three months ended June 30, 1999 to $2.5 million for the three months ended June 30, 2000 as a result of the factors stated herein. Segment EBITDA from radio programming adjusted for the Broadcast Programming acquisition would have been $1.5 million for the three months ended June 30, 1999.

CABLE TELEVISION PROGRAMMING

We have two cable television networks, Great American Country ("GAC") and Product Information Network ("PIN"). PIN is owned by a venture, which is 55.3% owned by us.

 REVENUES. Cable television programming revenues increased $1.1 million, or 15%, from $6.8 million for the three months ended June 30, 1999 to $7.9 million for the three months ended June 30, 2000. This increase was due to the following:

     - GAC's revenues increased $0.6 million, or 49%, as a result of a $0.4 million, or 51%, increase in advertising revenues and $0.2 million, or 45%, increase in license fees. To continue our efforts to increase our traditional national spot advertising in 2000, GAC incurred $0.4 million in advertising sales fees in 2000. Excluding the advertising sales fees incurred in 2000, GAC advertising revenues increased 103%. Advertising revenues increased due to higher advertising rates charged for airtime based on a 56% increase in the number of subscribers receiving GAC; and

     - PIN's revenues increased $0.5 million, or 9%, primarily as a result of an 18% increase in FTRE's receiving PIN. FTREs represent the number of full-time revenue equivalent subscribers receiving PIN.

EXPENSES. Cable television programming expenses rose $1.2 million, or 19%, from $6.5 million for the three months ended June 30, 1999 to $7.7 million for the three months ended June 30, 2000. This was primarily due to:

     - an increase of $0.8 million in rebates to cable systems receiving PIN, driven by an increase in PIN revenues from June 30, 1999 to June 30, 2000;

     - an increase of $0.5 million in amortization expenses for GAC distribution agreement payments driven by GAC's growth in subscribers;

     - an increase of $0.2 million in marketing expenditures resulting from an increase in GAC affiliate sales and other promotional expenses; and

     -    a decrease of $0.2 million in GAC's management and support expenses.

     For the three months ended June 30, 1999 and 2000, PIN made rebates of approximately 68% and 75%, respectively, of its advertising revenues to systems receiving its programming. As PIN's FTRE's continue to grow, total cable television programming expenses will continue to increase as PIN will have to pay out additional rebates to cable systems as PIN advertising revenues increase. As a percentage of cable television programming revenues, cable television programming expenses increased from 95% for the three months ended June 30, 1999 to 98% for the three months ended June 30, 2000.

 OPERATING INCOME. Operating income from cable television programming decreased $0.2 million from an operating income of $0.4 million for the three months ended June 30, 1999 to an operating income of $0.2 million for the three months ended June 30, 2000 as a result of the factors stated above.

 SEGMENT EBITDA. Segment EBITDA from cable television programming increased $0.3 million, or 43%, from $0.8 million for the three months ended June 30, 1999 to $1.1 million for the three months ended June 30, 2000 as a result of the factors stated above.

INTERNET

     Internet expenses increased beginning in the fourth quarter of 1999 and will continue to increase throughout 2000. We have not generated significant revenues from our Internet business. We anticipate salary, content development and associated expenses and marketing expenses to increase as we develop new web sites and expand existing web sites.

 REVENUES. We did not generate significant Internet revenues for the three months ended June 30, 2000.

 EXPENSES. We incurred Internet expenses of $0.7 million for the three months ended June 30, 2000.

 OPERATING LOSS. We generated an operating loss from our Internet activities of $(0.7) million for the three months ended June 30, 2000.

 SEGMENT EBITDA. We generated a deficit in segment EBITDA from our Internet activities of $(0.6) million for the three months ended June 30, 2000.

ADVERTISING SALES SERVICES

 REVENUES. Advertising sales services revenues increased $0.7 million, or 33%, from $2.3 million for the three months ended June 30, 1999 to $3.0 million for the three months ended June 30, 2000. The increase in advertising sales services revenues is due primarily to an increase in the rates charged for advertising spots and an increase in the number of spots aired on radio stations which received third parties and owned programming.

 EXPENSES. Advertising sales services expenses increased $0.9 million, or 43%, from $2.1 million for the three months ended June 30, 1999 to $3.0 million for the three months ended June 30, 2000. The increase is due primarily to:

     - an increase of $0.4 million related to the development of our traditional spot cable television advertising sales business. In the second quarter of 2000, our operating expenses increased as a result of new associates hired to sell GAC traditional spot advertising and certain audience ratings information subscribed to on behalf of GAC;

     - an increase of $0.3 million related to the development of our Internet advertising sales business as a result of new associates hired to sell and market Internet advertising primarily for third parties;

     -    an increase of $0.2 million in management and support expenses.

 OPERATING INCOME. Operating income from advertising sales services decreased $0.2 million from an operating income of $0.2 million for the three months ended June 30, 1999 to a break-even point the three months ended June 30, 2000 as a result of factors discussed herein. Operating income from advertising sales services in 2000 consisted of operating income of $0.3 million from radio and cable advertising sales services and operating loss of $(0.3) million from internet advertising sales services.

 SEGMENT EBITDA. Segment EBITDA from advertising sales services decreased $0.1 million, or 34%, from $0.4 million for the three months ended June 30, 1999, to $0.3 million for the three months ended June 30, 2000. Segment EBITDA from advertising sales services consisted of Segment EBITDA of $0.6 million from radio and cable advertising sales services and Segment EBITDA of $(0.3) million from Internet advertising sales services.

SATELLITE SERVICES

 REVENUES. Satellite services revenues decreased $0.9 million, or 40%, from $2.2 million for the three months ended June 30, 1999 to $1.3 million for the three months ended June 30, 2000. This decrease was primarily due to:

     - the expiration in August 1999 of a third party satellite services agreement, which generated $0.5 million in satellite services revenues in the second quarter of 1999; and

     - $0.4 million decrease in satellite services fees charged to an affiliated party because of reduced service levels driven by an affiliate ceasing its network operations in March 2000.

     Historically we have provided satellite services to a related company. Because the related party began to decrease its programming expenditures in the second half of 1999 and ceased all programming efforts as of March 31, 2000, satellite services fees charged to affiliated parties decreased in the first half of 2000. For the balance of the year, these satellite service fees should remain at the levels recognized in the second quarter of 2000.

     In April 2000, we entered into an agreement to lease two satellite transponder channels as well as other uplinking and earth station services to a third party. The terms of this agreement will commence on July 15, 2000 and will terminate October 15, 2000.

 EXPENSES. Satellite services expenses decreased $0.3 million, or 21%, from $1.4 million for the three months ended June 30, 1999 to $1.1 million for three months ended June 30, 2000. This decrease is primarily due to variable cost savings realized as a result of the related party ceasing all programming operations as of March 31, 2000 as discuss herein. As a percentage of satellite services revenues, satellite services expenses increased from 62% for the three months ended June 30, 1999 to 82% for the three months ended June 30, 2000. Due to the fixed nature of most of our satellite services expenses, the percentage of satellite services expenses in relation to the satellite services revenues will generally increase as our revenues decrease.

 OPERATING INCOME. Operating income from satellite services decreased $0.6 million from $0.8 million for the three months ended June 30, 1999 to $.0.2 million for the three months ended June 30, 2000 as a result of the factors stated above.

 SEGMENT EBITDA. Segment EBITDA from satellite services decreased $0.6 million, or 36%, from $1.8 million for the three months ended June 30, 1999 to $1.2 million for the three months ended June 30, 2000 as a result of the factors stated above.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

REVENUES

     Total revenues increased $13.0 million, or 47%, from $27.7 million for the six months ended June 30, 1999 to $40.7 million for the six months ended June 30, 2000. Total revenues adjusted for the acquisition of Broadcast Programming would have been $31.7 million for the six months ended June 30, 1999. This increase was due to strong growth in our radio and cable programming content operations, an increase in radio revenues resulting from the Broadcast Programming acquisition on August 2, 1999 as well as increased advertising sales services.

OPERATING EXPENSES

 OPERATIONS. Operations expense increased $6.9 million, or 35%, from $19.8 million for the six months ended June 30, 1999 to $26.7 million for the six months ended June 30, 2000. Total operations expenses adjusted for the acquisition of Broadcast Programming would have been $22.1 million for the six months ended June 30, 1999. The increase is due primarily to an increase in operating expenses resulting from the Broadcast Programming acquisition, increased expenditures related to Internet programming and increased operating expenses to develop our Internet and cable television advertising sales businesses. As a percentage of total revenues, total operations expense decreased from 71% for the six months ended June 30, 1999 to 66% for the six months ended June 30, 2000.

 SELLING AND MARKETING. Selling and marketing expenses increased $2.4 million, or 91%, from $2.6 million for the six months ended June 30, 1999 to $5.0 million for the six months ended June 30, 2000. Selling and marketing expenses adjusted for the acquisition of Broadcast Programming would have been $3.1 million for the six months ended June 30, 1999. This increase is due primarily to increased expenditures to attract additional radio and cable television affiliates and an increase in selling and marketing expenditures resulting from the Broadcast Programming acquisition.

 GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $0.2 million, or 23%, from $0.7 million for the six months ended June 30, 1999 to $0.9 million for the six months ended June 30, 2000. This increase is due primarily to an increase in computer software and hardware support services charged by an affiliate of Jones International and an increase in salary and related expenses as a result of new associates hired to perform accounting related functions.

 DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $3.0 million, or 76%, from $4.0 million for the six months ended June 30, 1999 to $7.0 million for the six months ended June 30, 2000. Depreciation and amortization expenses adjusted for the acquisition of Broadcast Programming would have been $6.2 million for the six months ended June 30, 1999. This increase is due primarily to an increase in amortization expenses related to the Broadcast Programming acquisition and the amortization of cable programming distribution agreement payments.

OPERATING INCOME

     Operating income increased $0.5 million, or 80%, from an operating income of $0.6 million for the six months ended June 30, 1999 to operating income of $1.1 million for the six months ended June 30, 2000, as a result of the factors discussed herein. Operating loss adjusted for the acquisition of Broadcast Programming would have been $(0.5) million for the six months ended June 30, 1999.

EBITDA

     EBITDA increased $3.4 million, or 82%, from $4.1 million for the six months ended June 30, 1999, to $7.5 million for the six months ended June 30, 2000 as a result of the factors discussed herein. EBITDA adjusted for the acquisition of Broadcast Programming would have been $5.3 million for the six months ended June 30, 1999.

OTHER EXPENSE

     Total other expense remained essentially flat at $5.7 million for the six months ended June 30, 1999 and 2000.

NET LOSS

     Net loss decreased $0.4 million, or 7%, from $(5.6) million for the six months ended June 30, 1999 to $(5.2) million for the six months ended June 30, 2000 as a result of the factors discussed herein.

RADIO PROGRAMMING

 REVENUES. Radio programming revenues increased $8.8 million, or 128%, from $6.9 million for the six months ended June 30, 1999 to $15.7 million for the six months ended June 30, 2000, due primarily to an increase in radio advertising revenue and the acquisition of the assets of Broadcast Programming. Radio revenues adjusted for the acquisition of Broadcast Programming would have been $11.0 million for the six months ended June 30, 1999. Following the acquisition, Broadcast Programming generated advertising and programming license fee revenues of $6.4 million during the six months ended June 30, 2000. Advertising revenues increased $2.7 million due to an increase in the number of spots sold, an increase in the rates charged for our advertising spots and the number of radio programs we offered. This increase was offset by a decrease of $0.3 million in radio license fees, reflecting our decision to focus on programming targeted at larger market radio stations that generally are not charged license fees.

 EXPENSES. Radio programming expenses increased $6.8 million, or 96%, from $7.2 million for the six months ended June 30, 1999 to $14.0 million for the six months ended June 30, 2000. Radio expenses adjusted for the acquisition of Broadcast Programming would have been $12.2 million for the six months ended June 30, 1999. This increase was primarily due to:

     - a $5.5 million increase in operating expenses as a result of the Broadcast Programming acquisition, including depreciation and amortization expenses of $2.0 million;

     - a $0.5 million increase in radio programming and distribution expenses due to an increase in the number of radio programs we offered as well as an increase in the number of radio affiliates;

     - a $0.5 million increase in marketing expenses to increase the number of radio stations receiving our programming;

     - a $0.2 million increase in depreciation expenses related to new equipment purchased for the upgrades of certain radio programming studios, purchase of new satellite receivers and purchase of new computer hardware and software; and

     - a $0.1 million increase in fees paid to license certain radio programming.

     As a percentage of radio programming revenues, radio programming expenses decreased from 104% for the six months ended June 30, 1999 to 90% for the six months ended June 30, 2000. Due to the fixed nature of most of our radio programming expenses, our radio programming expenses as a percent of radio programming revenues will generally decline as our radio programming revenues increase.

 OPERATING INCOME (LOSS). Operating income (loss) from radio programming increased $1.9 million from an operating loss of $(0.3) million for the six months ended June 30, 1999 to operating income of $1.6 million for the six months ended June 30, 2000 as a result of the factors stated herein. Operating loss from radio programming adjusted for the acquisition of Broadcast Programming would have been $(1.2) million for the six months ended June 30, 1999.

 SEGMENT EBITDA. Segment EBITDA from radio programming increased $4.0 million, or 1,047%, from $0.4 million for the six months ended June 30, 1999 to $4.4 million for the six months ended June 30, 2000 as a result of the factors stated herein. Segment EBITDA from radio programming adjusted for the Broadcast Programming acquisition would have been $1.6 million for the six months ended June 30, 1999.

CABLE TELEVISION PROGRAMMING

 REVENUES. Cable television programming revenues increased $3.5 million, or 28%, from $12.6 million for the six months ended June 30, 1999 to $16.1 million for the six months ended June 30, 2000. This increase was due to the following:

     - GAC's revenues increased $0.9 million, or 42%, as a result of a $0.7 million, or 48%, increase in advertising revenues and $0.2 million, or 31%, increase in license fees. To continue our efforts to increase our traditional national spot advertising, GAC incurred $0.8 million in advertising sales fees in 2000. Excluding the advertising sales fees incurred in 2000, GAC advertising revenues increased 109%. Advertising revenues increased due to higher advertising rates charged for airtime driven by a 56% increase in the number of subscribers receiving GAC; and

     - PIN's revenues increased $2.6 million, or 25%, primarily as a result of a 18% increase in FTRE's receiving PIN. FTREs represent the number of full-time revenue equivalent subscribers receiving PIN.

 EXPENSES. Cable television programming expenses rose $3.2 million, or 25%, from $12.4 million for the six months ended June 30, 1999 to $15.6 million for the six months ended June 30, 2000. This was primarily due to:

     - increases of $2.0 million in rebates to cable systems receiving PIN, which was driven by an increase in PIN revenues of $2.6 million from June 30, 1999 to June 30, 2000;

     - an increase of $0.9 million in amortization expenses for GAC cable programming distribution agreement payments;

     - an increase of $0.5 million in cable television programming expenses resulting from an increase in GAC affiliate sales and other promotional expenses; and

     -    a decrease of $0.2 million in GAC's management and support expenses.

     For the six months ended June 30, 1999 and 2000, PIN made rebates of approximately 74% and 75%, respectively, of its advertising revenues to systems receiving its programming. Rebates paid to cable systems receiving PIN programming, as a percent of revenue, have remained relatively constant over the comparable periods on a per FTRE basis. However, as FTRE's continue to grow, total cable television programming expenses will increase as PIN will have to pay out additional rebates to cable systems as PIN advertising revenues increase. As a percentage of cable television programming revenues, cable television programming expenses decreased from 99% for the six months ended June 30, 1999 to 97% for the six months ended June 30, 2000.

 OPERATING INCOME. Operating income from cable television programming increased $0.3 million from operating income of $0.2 million for the six months ended June 30, 1999 to operating income of $0.5 million for the six months ended June 30, 2000 as a result of the factors stated above.

 SEGMENT EBITDA. Segment EBITDA from cable television programming increased $1.2 million, or 127%, from $1.0 million for the six months ended June 30, 1999 to $2.2 million for the six months ended June 30, 2000 as a result of the factors stated above.

INTERNET

     Internet expenses increased beginning in the fourth quarter of 1999 and will continue to increase throughout 2000. We anticipate salary, content development and associated expenses and marketing expenses to increase as we develop new web sites and expand existing web sites.

 REVENUES. We did not generate significant Internet revenues for the six months ended June 30, 2000.

 EXPENSES. We incurred Internet expenses of $1.2 million for the six months ended June 30, 2000.

 OPERATING LOSS. We generated an operating loss from our Internet activities of $(1.2) million for the six months ended June 30, 2000.

 SEGMENT EBITDA. We generated a deficit in segment EBITDA from our Internet activities of $(1.1) million for the six months ended June 30, 2000.

ADVERTISING SALES SERVICES

 REVENUES. Advertising sales services revenues increased $1.9 million, or 51%, from $3.9 million for the six months ended June 30, 1999 to $5.8 million for the six months ended June 30, 2000. The increase in advertising sales services revenues is due primarily to the increase in the rates charged for advertising spots and an increase in the number of spots aired on radio stations which received third parties and owned programming.

 EXPENSES. Advertising sales services expenses increased $1.5 million, or 36%, from $4.1 million for the six months ended June 30, 1999 to $5.6 million for the six months ended June 30, 2000. The increase is due primarily to:

     - an increase of $0.7 million related to the development of our traditional spot cable television advertising sales business. In the first half of 2000, our operating expenses increased as a result of new associates hired to sell GAC traditional paid spot advertising and certain audience ratings information subscribed to on behalf of GAC;

     - an increase of $0.4 million related to the development of our Internet advertising sales business as a result of new associates hired to sell and market Internet advertising primarily for third parties; and

     -    an increase of $0.4 million in management and support costs.

 OPERATING INCOME (LOSS). Operating income from advertising sales services increased $0.5 million from an operating loss of $(0.2) million for the six months ended June 30, 1999 to operating income of $0.3 million for the six months ended June 30, 2000 as a result of factors discussed herein. Operating income from advertising sales services in 2000 consisted of operating income of $0.7 million from radio and cable advertising sales services and operating loss of $(0.4) million from Internet advertising sales services.

 SEGMENT EBITDA. Segment EBITDA from advertising sales services increased $0.5 million, or 206%, from $0.3 million for the six months ended June 30, 1999, to $0.8 million for the six months ended June 30, 2000. Segment EBITDA from advertising sales services consisted of Segment EBITDA of $1.2 million from radio and cable advertising sales services and Segment EBITDA of $(0.4) million from Internet advertising sales services.

SATELLITE SERVICES

 REVENUES. Satellite services revenues decreased $1.4 million, or 31%, from $4.4 million for the six months ended June 30, 1999 to $3.0 million for the six months ended June 30, 2000. This decrease was primarily due to:

     - the expiration in August 1999 of a third party satellite services agreement, which generated $0.9 million in satellite services revenues in the first half of 1999; and

     - $0.5 million decrease in satellite services fees charged to an affiliated party because of reduced service levels required by an affiliate which ceased network operations at the end of the first quarter of 2000.

     Historically we have provided satellite services to a related company. Because the related party began to decrease its programming expenditures in the second half of 1999 and ceased all programming efforts as of March 31, 2000, satellite services fees charged to affiliated parties decreased in the first half of 2000. For the balance of the year, these satellite service fees should remain at the levels recognized in the second quarter of 2000.

     In April 2000, we entered into an agreement to lease two satellite transponder channels as well as other uplinking and earth station services to a third party. The terms of this agreement will commence on July 15, 2000 and will terminate October 15, 2000.

 EXPENSES. Satellite services expenses decreased $0.4 million, or 15%, from $2.7 million for the six months ended June 30, 1999 to $2.3 million for three months ended June 30, 2000. This decrease is primarily due to variable cost savings realized as a result of the related party ceasing all programming operations as of March 31, 2000 as discussed herein. As a percentage of satellite services revenues, satellite services expenses increased from 62% for the six months ended June 30, 1999 to 76% for the six months ended June 30, 2000. Due to fixed nature of most of our satellite services expenses, our satellite services expenses as a percentage of satellite services revenues will generally increase as our satellite services revenues decrease.

 OPERATING INCOME. Operating income from satellite services decreased $1.0 million from $1.7 million for the six months ended June 30, 1999 to $0.7 million for the six months ended June 30, 2000 as a result of the factors stated above.

 SEGMENT EBITDA. Segment EBITDA from satellite services decreased $1.0 million, or 28%, from $3.7 million for the six months ended June 30, 1999 to $2.7 million for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have incurred net losses, primarily as a result of expenses associated with developing and launching our programming networks and financing costs. For the six months ended June 30, 1999 and 2000, we incurred net losses of $(5.6) million and $(5.2) million, respectively. Net cash provided by (used in) operating activities for the six months ended June 30, 1999 and 2000 was $(0.6) million and $3.6 million, respectively.

     The implementation of our growth strategies depends on a number of factors including the availability of cash generated from operations and available cash balances, and may require additional equity and/or debt financings, particularly to make significant acquisitions. Our indenture currently permits secured borrowings of up to $20.0 million. We had cash and cash equivalents and available for sale securities of $16.6 million as of June 30, 2000. We believe that our cash balances, available for sale securities and operating cash flow, including the cash flows of, and dividends and distributions from, our subsidiaries, will fund our cash flow requirements through 2000.

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

INVESTING ACTIVITIES

     For the six months ended June 30, 1999 and 2000, net cash used in investing activities was $(6.1) million and $(5.1) million, respectively. Our investing activities for the six months ended June 30, 2000 consisted primarily of the following:

     -    $1.7 million proceeds from the sale of available for sale securities;

     - $(4.9) million in cable programming distribution agreement payments for GAC;

     -    $(0.7) million to purchase certain radio programs; and

     -    $(1.2) million for the purchase of property and equipment.

     Total capital expenditures for the balance of 2000 are estimated to be approximately $1.8 million, which will be used primarily to upgrade certain cable television and radio related earth station equipment and to purchase computer hardware and software for the Internet segment. Total cable programming distribution agreement payments for Great American Country for the balance of 2000 are estimated to be approximately $2.0 million to $2.5 million.

FINANCING ACTIVITIES

     In July 1999, we entered into a $20.0 million credit facility with a commercial bank to finance the purchase of Broadcast Programming. In order to allow us to obtain more favorable terms, Jones International guaranteed the loan and provided certain collateral as security for the guaranty. The credit facility bore interest either at the commercial bank's prime rate minus 2% or a fixed rate (which is approximately equal to LIBOR) plus 0.5%. The interest rate was 6.65 percent per annum at June 30, 2000. This credit facility expired on June 30, 2000. We are in the process of seeking a new credit facility without Jones International guaranteeing the loan and providing collateral as security for the guaranty. We can give no assurance that we will be able to obtain a new credit facility on terms we believe are acceptable.

     Net cash used in financing activities for the six months ended June 30, 2000 was $(0.3) million. Net cash used in financing activities consisted of costs related to our initial public offering of our Class A Common Stock. Such costs included financial printing, legal counsel, independent public accountants, regulatory and stock exchange registration fees, and other various costs associated with the offering. Costs for said offering were approximately $0.5 million for the six months ended June 30, 2000 and $0.8 million since the offering process began. We can give no assurance as to if or when such offering will be completed or what the net proceeds of such offering to us would be.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial market prices. We are exposed to market risk through interest rates. This exposure is directly related to our normal funding and investing activities.

     As of June 30, 2000, none of our current liabilities was subject to changes in interest rates.

                    ITEM 5: OTHER MATERIALLY IMPORTANT EVENTS

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits

     None

     b)   Reports on Form 8-K

        Current Report on Form 8-K dated April 13, 2000 reporting that on
March 14, 2000, Mr. James J. Krejci was appointed as a member of the Board of Directors of the Company. He shall serve in such capacity until the next annual meeting of the shareholders of the Company or until his successor is duly elected, qualified and acting. Mr. Krejci is President and CEO of Comtec International, Inc., a company in the specialized mobile radio services business, headquartered in Englewood, Colorado. Prior to joining Comtec International, Inc. in February 1998, Mr. Krejci was President and CEO of Imagelink Technologies, Inc., headquartered in Boulder, Colorado, from June 1996 to February 1998. Prior to that, he was President of the International Division of International Gaming Technology, the world's largest gaming equipment manufacturer, with headquarters in Reno, Nevada from May 1994 to February 1995. He was formerly a director of Jones Intercable, Inc. and an officer and director of certain affiliates of Jones International.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     JONES INTERNATIONAL NETWORKS, LTD.

     By:





     ---------------------------------------
          Jeffery C. Wayne
          President

     Dated:  August 4, 2000


     By:





     ---------------------------------------
          Jay B. Lewis
          Group Vice President/Finance
          (Principal Financial Officer)

     Dated:  August 4, 2000