Form 10-Q
period 2000-09-30
JONES INTERNATIONAL NETWORKS LTD /CO/
filed 2000-11-13
CIK 1067465

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000.
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to  _________.


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

     Yes /X/                                                        No / /

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                                Page
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

     Jones International Networks, Ltd.:
        Unaudited Consolidated Statements of Financial Position
          as of December 31, 1999 and September 30, 2000........................   2

        Unaudited Consolidated Statements of Operations
          for the Three and Nine Months Ended September 30, 1999 and 2000.......   3

        Unaudited Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 1999 and 2000.................   4

        Notes to Unaudited Consolidated Financial Statements....................   5

   Item 2. Management's Discussion and Analysis
     of Financial Condition and Results of Operations ..........................  15

PART II. OTHER INFORMATION

   Item 3. Quantitative and Qualitative Disclosures About Market Risk...........  26
   Item 5. Other Materially Important Events....................................  26
   Item 6. Exhibits and Reports on Form 8-K.....................................  26


               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

             UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                    December 31,           September 30,
                                                                                        1999                   2000
                                                                                    -------------          -------------
CURRENT ASSETS:
Cash and cash equivalents ......................................................    $  13,270,784          $  11,770,176
Available for sale securities ..................................................        6,888,741              3,118,104
Accounts receivable, net of allowance for doubtful accounts of
   $1,192,818 and $2,252,587, respectively .....................................       14,049,008             14,442,097
Accounts receivable--Jones International, Ltd. .................................          382,221                   --
Receivables from affiliates ....................................................          473,759                   --
Prepaid expenses ...............................................................          284,863                518,613
Other current assets ...........................................................          693,218                852,180
                                                                                    -------------          -------------
     Total current assets ......................................................       36,042,594             30,701,170
                                                                                    -------------          -------------
Property and equipment, net ....................................................       22,959,104             21,009,339
Intangible assets, net .........................................................       63,642,270             63,072,268
Investment in affiliates .......................................................          309,117                 33,000
Debt offering costs, net of accumulated amortization
   of $960,077 and $1,548,549, respectively ....................................        4,138,699              3,550,227
Deferred equity offering costs (Note 4) ........................................          240,859                   --
Other non-current assets .......................................................        1,128,902              1,586,563
                                                                                    -------------          -------------
     Total assets ..............................................................    $ 128,461,545          $ 119,952,567
                                                                                    =============          =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable--trade ........................................................    $   4,738,526          $   5,268,348
Producers' fees payable ........................................................        5,307,947              5,683,332
Cable programming distribution payments payable ................................        3,236,996              1,494,276
Accrued liabilities and other current liabilities ..............................        2,328,858              3,081,200
Accounts payable--Jones International, Ltd. ....................................             --                  340,118
Interest payable ...............................................................        5,875,000              2,937,500
Deferred revenues ..............................................................        1,309,155              1,323,832
                                                                                    -------------          -------------
     Total current liabilities .................................................       22,796,482             20,128,606
                                                                                    -------------          -------------
LONG-TERM LIABILITIES:
Customer deposits and deferred revenues ........................................          581,700                613,507
Other long-term liabilities ....................................................          602,791              1,022,523
Senior secured notes ...........................................................      100,000,000            100,000,000
                                                                                    -------------          -------------
     Total long-term liabilities ...............................................      101,184,491            101,636,030
                                                                                    -------------          -------------
MINORITY INTEREST IN
   CONSOLIDATED SUBSIDIARIES ...................................................          565,149              1,224,324
                                                                                    -------------          -------------
COMMITMENTS AND CONTINGENCIES (NOTE 5)
COMMON STOCK SUBJECT TO PUT, Class A Common Stock,
   $.01 par value: 126,405 shares issued and
   outstanding, respectively ...................................................        1,213,488              1,213,488
                                                                                    -------------          -------------
SHAREHOLDERS' EQUITY (DEFICIT):
Series A Preferred Stock, $.01 par value
    authorized, 1,918,000 shares authorized,
    issued and outstanding .....................................................       23,975,000             23,975,000
Class A Common Stock, $.01 par value:
    100,000,000 shares authorized; 5,268,521 and
    5,313,312 shares issued and outstanding, respectively ......................           52,685                 53,133
Class B Common Stock, $.01 par value: 2,231,400 shares
    authorized, issued and outstanding .........................................           22,314                 22,314
Additional paid-in capital .....................................................       27,588,370             28,259,787
Accumulated other comprehensive loss ...........................................          (25,652)                (6,273)
Accumulated deficit ............................................................      (48,910,782)           (56,553,842)
                                                                                    -------------          -------------
     Total shareholders' equity (deficit) ......................................        2,701,935             (4,249,881)
                                                                                    -------------          -------------
     Total liabilities and shareholders' equity (deficit) ......................    $ 128,461,545          $ 119,952,567
                                                                                    =============          =============


    The accompany notes to these unaudited consolidated financial statements are an integral part of these consolidated financial statements.

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended                    Nine Months Ended
                                                                 September 30,                         September 30,
                                                            1999               2000               1999              2000
                                                        ------------        ------------       ------------       ------------
Revenues, including revenues from
   affiliated entities of $782,211,
   $812,324, $3,745,869 and $2,756,365,
   respectively (Note 2) .........................      $ 16,862,085        $ 21,679,248       $ 44,604,034       $ 62,340,491
Operating expenses, including charges
   from affiliated entities of $1,668,900,
   $1,633,911, $5,685,038 and $4,856,342,
   respectively (Note 2):
   Operations ....................................        10,925,535          13,813,344         30,733,749         40,487,266
   Selling and marketing .........................         1,725,932           2,601,114          4,353,136          7,622,309
   General and administrative ....................           299,890             431,120          1,030,832          1,327,744
   Depreciation and amortization .................         2,528,424           3,617,242          6,499,131         10,597,413
                                                        ------------        ------------       ------------       ------------
     Total operating expenses ....................        15,479,781          20,462,820         42,616,848         60,034,732
                                                        ------------        ------------       ------------       ------------
 OPERATING INCOME ................................         1,382,304           1,216,428          1,987,186          2,305,759
                                                        ------------        ------------       ------------       ------------
 OTHER (INCOME) EXPENSE:
   Interest expense (Note 2) .....................         3,325,536           3,124,881          9,606,566          9,411,558
   Interest income ...............................          (202,473)           (239,328)          (725,707)          (713,504)
   Equity in loss (income) of subsidiaries .......           (29,444)               --              (85,446)            (2,225)
   Write-off of equity offering costs ............              --               725,128               --              725,128
   Other expense (income) ........................            40,845             (51,219)            99,345           (179,670)
                                                        ------------        ------------       ------------       ------------
     Total other expense, net ....................         3,134,464           3,559,462          8,894,758          9,241,287
                                                        ------------        ------------       ------------       ------------
 LOSS BEFORE INCOME TAXES
   AND MINORITY INTEREST .........................        (1,752,160)         (2,343,034)        (6,907,572)        (6,935,528)
   Income tax provision ..........................           391,618               3,610            411,541             48,357
                                                        ------------        ------------       ------------       ------------
 LOSS BEFORE MINORITY INTEREST ...................        (2,143,778)         (2,346,644)        (7,319,113)        (6,983,885)
   Minority interest in net income (loss)
     of consolidated subsidiaries ................           165,001              70,757            610,751            659,175
                                                        ------------        ------------       ------------       ------------
 NET LOSS ........................................      $ (2,308,779)       $ (2,417,401)      $ (7,929,864)      $ (7,643,060)
                                                        ============        ============       ============       ============
 ADJUSTMENTS TO ARRIVE AT COMPREHENSIVE
  INCOME (LOSS) ..................................            (4,495)             (6,805)            26,363            (19,379)
                                                        ------------        ------------       ------------       ------------
 COMPREHENSIVE LOSS (INCOME) .....................      $ (2,304,284)       $ (2,410,596)      $ (7,956,227)      $ (7,623,681)
                                                        ============        ============       ============       ============
 NET LOSS PER COMMON SHARE:
   Basic .........................................      $      (0.30)       $      (0.32)      $      (1.04)      $      (1.00)
                                                        ============        ============       ============       ============
   Fully diluted .................................      $      (0.30)       $      (0.32)      $      (1.04)      $      (1.00)
                                                        ============        ============       ============       ============
 WEIGHTED AVERAGE COMMON SHARES:
   Basic .........................................         7,625,149           7,671,117          7,618,555          7,661,163
                                                        ============        ============       ============       ============
   Fully diluted .................................         7,586,498           7,630,531          7,592,788          7,620,577
                                                        ============        ============       ============       ============


    The accompany notes to these unaudited consolidated financial statements are an integral part of these consolidated financial statements.

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Nine Months Ended
                                                                                            September 30,
                                                                                      1999               2000
                                                                                  ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................................      $ (7,929,864)      $ (7,643,060)
  Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ..........................................         6,499,131         10,597,413
    Amortization of debt offering costs ....................................           555,365            588,472
    Distributions received .................................................              --              405,992
    Equity in income of subsidiaries .......................................           (85,446)            (2,225)
    Gain on distributions from affiliates ..................................              --             (142,650)
    Write-off of deferred equity offering costs ............................              --              725,128
    Write-off of software ..................................................              --               65,380
    Minority interest in net income of consolidated subsidiaries ...........           610,751            659,175
    Net change in assets and liabilities:
     Decrease (increase) in receivables ....................................         1,425,349           (393,089)
     Decrease (increase) in receivables from affiliates ....................          (332,841)           473,759
     Decrease (increase) in prepaid expenses and other current assets ......           104,604           (461,002)
     Decrease in tax benefit receivable from Jones International, Ltd. .....         1,338,402               --
     Increase in other assets ..............................................          (358,894)           (37,929)
     Increase (decrease) in accounts payable ...............................         1,797,194           (295,362)
     Increase (decrease) in producers' fees payable ........................          (582,472)           375,385
     Increase (decrease) in accounts payable to Jones International, Ltd. ..        (1,070,143)           722,339
     Decrease in interest payable ..........................................        (2,643,750)        (2,937,500)
     Increase in deferred revenues .........................................           784,796             14,677
     Increase (decrease) in accrued and other liabilities ..................          (939,302)           752,342
     Increase in customer deposits .........................................            49,910             31,807
                                                                                  ------------       ------------
      Net cash provided by (used in) operating activities ..................          (777,210)         3,499,052
                                                                                  ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .......................................          (587,612)        (2,226,400)
  Proceeds from/ purchase of available for sale securities .................        (1,673,837)         3,790,016
  Cable programming distribution agreements payments .......................        (3,760,873)        (5,281,109)
  Purchases of intangible assets and programming ...........................          (430,154)          (812,898)
  Distributions of capital from affiliates .................................              --               15,000
  Purchase of Broadcast Programming ........................................       (20,860,131)              --
                                                                                  ------------       ------------
      Net cash used in investing activities ................................       (27,312,607)        (4,515,391)
                                                                                  ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Series A Preferred Equity ......................        20,100,000               --
  Payments for equity offering costs .......................................              --             (484,269)
                                                                                  ------------       ------------
      Net cash provided by (used in) financing activities ..................        20,100,000           (484,269)
                                                                                  ------------       ------------

DECREASE IN CASH AND CASH EQUIVALENTS ......................................        (7,989,817)        (1,500,608)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................        20,654,013         13,270,784
                                                                                  ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................      $ 12,664,196       $ 11,770,176
                                                                                  ------------       ------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Class A Common Stock issued for GAC equity agreement .....................      $    142,428       $       --
                                                                                  ============       ============
  Class A Common Stock issued for radio programs ...........................      $       --         $    671,865
                                                                                  ============       ============
  Interest paid ............................................................      $ 11,456,250       $ 11,750,000
                                                                                  ============       ============
  Income tax paid ..........................................................      $    411,541       $     48,357
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

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This Form 10-Q is being filed by Jones International Networks, Ltd. and its subsidiaries (the "Company"). The accompanying consolidated statements of financial position as of December 31, 1999 and September 30, 2000, the consolidated statements of operations for the three and nine months ended September 30, 1999 and 2000, and the statements of cash flows for the nine months ended September 30, 1999 and 2000, are unaudited. This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the consolidated statements of financial position, consolidated statements of operations and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of results for these interim periods. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the entire year, or for any other interim period.

     COMPREHENSIVE LOSS (INCOME)--Adjustments to comprehensive loss (income) represent the net change in unrealized losses (gains) on available for sale securities.

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

     REVENUES--The Company earns up to a three percent commission on the sale of airtime for informational programming on an affiliated network. As a result of the related party ceasing its distribution efforts in the last quarter of 1999, this service was terminated in September 1999. For the three and nine months ended September 30, 1999, the Company received approximately $33,000 and $121,000, respectively, for this service.

     The Company distributes its Great American Country network programming to certain cable television systems owned or managed by Jones Intercable, Inc. ("Jones Intercable"). Since April 7, 1999, Jones Intercable has not been an affiliate of the Company due to the sale of Mr. Jones' interest in Jones Intercable. Jones Intercable, through its new parent, has continued to pay the Company programming license fees subsequent to the sale of Mr. Jones' interest in Jones Intercable. For the three and nine months ended in September 30, 1999, Jones Intercable and it's affiliated partnerships paid total license fees to the Company of approximately $0 and $322,000, respectively, for this programming service.

     Jones Earth Segment, Inc. ("Earth Segment"), a wholly owned subsidiary of the Company, provides playback, editing, duplication, trafficking and uplinking services to its cable programming network affiliates, to an affiliated entity and to third parties. This affiliated entity terminated its use of certain earth station services provided by Earth Segment in March 2000. Earth Segment charges affiliates for its services using rates which are calculated to achieve a specified rate of return on its investment to Earth Segment. For the three months ended September 30, 1999 and 2000, Jones International and its affiliates paid satellite delivery and production support fees to the Company of approximately $381,000 and $427,000, respectively, for these services.

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

For the nine months ended September 30, 1999 and 2000, Jones International and its affiliates paid satellite delivery and production support fees to the Company of approximately $2,197,000 and $1,601,000, respectively, for these services.

     In addition, Jones Space Holdings, Inc. ("Space Holdings"), a subsidiary of the Company, subleases a non-preemptible satellite transponder to an affiliate of International. For the three months ended September 30, 1999 and 2000, the Company received satellite transponder lease revenues of approximately $368,000 and $385,000, respectively, for this service. For the nine months ended September 30, 1999 and 2000, the Company received satellite transponder lease revenues of approximately $1,106,000 and $1,155,000, respectively, for this service.

     OPERATING EXPENSES--The Product Information Network Venture, ("PIN Venture") pays out a significant portion of the revenues generated by its infomercial programming in the form of system rebates to cable systems which enter into agreements to air such programming. The PIN Venture has continued to pay rebates to Jones Intercable (and its affiliated partnerships) subsequent to the change in the ownership described above. For the three months ended September 30, 1999, the PIN Venture paid Jones Intercable (and its affiliated partnerships) and Cox Communications rebates of approximately $714,000. For the nine months ended September 30, 1999, the PIN Venture paid rebates to Jones Intercable (and its affiliated partnerships) and Cox Communications of approximately $2,654,000. For the three months ended September 30, 2000, the PIN Venture paid rebates to Cox Communications of approximately $937,000. For the nine months ended September 30, 2000, the PIN Venture paid rebates to Cox Communications of approximately $2,777,000.

     Jones Network Sales ("JNS"), a wholly owned subsidiary of Jones International, provided certain affiliate sales and marketing services to the Company. As a result of an affiliated entity ceasing operations, such affiliate sales and marketing functions have been incorporated into the operations of the Company starting in January 2000. For the three and nine months ended September 30, 1999, the Company paid JNS approximately $318,000 and $1,020,000, respectively, for these services.

     Galactic Radio, Inc. ("Galactic Radio"), a wholly owned subsidiary of the Company, had a transponder lease agreement with Jones Satellite Holdings, Inc. ("Satellite Holdings"), an affiliate of Jones International, for the use of the sub-carriers on a non-preemptible satellite transponder. This agreement allowed Galactic Radio to use a portion of the transponder to distribute its audio programming. Galactic Radio terminated this agreement on January 31, 2000. For the three months ended September 30, 1999, the Company paid Satellite Holdings approximately $174,000 for this service. For the nine months ended September 30, 1999 and 2000, the company paid Satellite Holdings approximately $522,000 and $58,000, respectively, for this service.

     The Company leases and subleases office space in Englewood, Colorado from affiliates of Jones International. For the three months ended September 30, 1999 and 2000, the Company paid these affiliates approximately $74,000 and $134,000, respectively, for rent and associated expenses. For the nine months ended September 30, 1999 and 2000, the Company paid $144,000 and $373,000, respectively, for rent and associated expenses.

     An affiliate of Jones International charged the Company approximately $11,000 during the nine months ended September 30, 2000 for the allocated costs of its airplane which was used by the Company in connection with a proposed equity offering.

     An affiliate of Jones International provides computer hardware and software support services to the Company. For the three months ended September 30, 1999 and 2000, the Company paid the affiliate approximately $165,000 and $335,000, respectively, for such services. For the nine months ended September 30, 1999 and 2000, the Company paid approximately $575,000 and $1,025,000, respectively, for such services.

     The Company and its consolidated subsidiaries reimburse Jones International and its affiliates for certain allocated administrative expenses. These expenses generally consist of salaries, related benefits and other related costs. Allocations of personnel costs are generally based on actual time spent by affiliated associates with respect to the Company. For the three months ended September 30, 1999 and 2000, the Company reimbursed Jones International and its affiliates approximately $224,000 and $228,000, respectively. For the nine months ended September 30, 1999 and 2000, the Company reimbursed Jones International and its affiliates approximately $770,000 and $612,000, respectively.

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

     To assist funding its operating and investing activities in the past, the Company had borrowed funds from Jones International. Jones International's interest rate was calculated using the published prime rate plus two percent. Jones International charged interest on its advances to the Company at rates of approximately 10 percent per annum for the nine months ended September 30, 1999. For the three and nine months ended September 30, 1999, the Company paid Jones International interest of approximately $0 and $38,000, respectively. In the first quarter of 1999, Jones International elected to repay the income tax benefit receivable of approximately $1,335,000 through a reduction of the intercompany balance between the Company and Jones International. The remaining intercompany balance of approximately $255,000 was repaid in April 1999.

     In the normal course of business, Jones International (1) remits funds on behalf of the Company to third parties and affiliates in payment of products and services purchased by the Company, and (2) receives funds on behalf of the Company in payment for products and services provided by the Company. Starting in April 1999, these amounts are generally reimbursed from or to Jones International on a monthly basis. Outstanding payable to Jones International and related parties at September 30, 2000 was $340,000.

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

                                                    For the Three Months          For the Nine Months
                                                     Ended September 30,           Ended September 30,
                                                   ------------------------      ------------------------
                                                     1999           2000           1999            2000
                                                   ---------      ---------      ---------      ---------
Weighted average shares for basic EPS .......      7,625,149      7,671,117      7,618,555      7,661,163
Less: shares subject to put .................         38,651         40,586         25,767         40,586
                                                   ---------      ---------      ---------      ---------
Weighted average shares for diluted EPS .....      7,586,498      7,630,531      7,592,788      7,620,577
                                                   =========      =========      =========      =========


(4)  DEFERRED EQUITY OFFERING COSTS

     The Company incurred approximately $0.7 million in deferred equity offering costs relating to an attempted initial public offering commenced by the Company in late 1999. Deferred equity offering costs consist primarily of financial printing, legal counsel, independent public accountants, regulatory and stock exchange registration fees, and other various costs associated with the offering. As a result of the Company's withdraw of this proposed equity offering, the Company has expensed all deferred equity offering costs relating to this equity offering. All of such costs were expensed in the third quarter of 2000.

(5)  COMMITMENTS AND CONTINGENCIES

     EQUITY AGREEMENT--In the first quarter of 1998, Great American Country and the Company entered into an equity affiliate agreement with a multiple cable system operator ("MSO"). Pursuant to the terms of such agreement, the Company agreed to issue shares of Class A Common Stock to the MSO in return for the MSO providing Great American Country's programming to no less than 500,000 of its subscribers by December 31, 1998. Because of a put option granted to the MSO, the shares issued to that MSO are presented separate from the Shareholders' Deficit section of the Statements of Financial Position. The amount of accretion from the value of the shares issued to the put option at the exercise date is not significant.

     The MSO was granted a put option on the stock issued, whereby, if as of December 31, 2001, the Company or its successor has not completed a public offering of its securities, the MSO would have the option within 60 days of such date to require the Company to buy back its Class A Common Stock at a price equal to all or a portion of the license fees that would have been paid during the period between the date of the agreement and the exercise date of the put option. The purchase price would be based on the total number of MSO subscribers receiving the Great American Country service as of December 31, 1998. Based on the cumulative amount of license fees received for the Great American Country service from the inception of the agreement, the

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES estimated purchase price of the Class A Common Stock in the event the put option is exercised would be approximately $1,030,000.

(6) UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

     In 1998, the Company issued $100 million of Senior Secured Notes (the "Notes"). The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the following wholly-owned subsidiaries of the Company: JPN, Inc., Jones Direct, Ltd., Jones Space Holdings, Inc., Jones Earth Segment, Inc., Jones Infomercial Networks, Inc., Jones Radio Holdings, Inc., Great American Country, Inc., Jones Galactic Radio, Inc., Jones Infomercial Network Ventures, Inc., Jones Galactic Radio Partners, Inc., Jones Radio Network, Inc., Jones Audio Services, Inc., Jones Radio Network Ventures, Inc., MediaAmerica, Inc., Jones Broadcast Programming, Inc., MAI Radio, Inc., Jones MatchMedia, Inc., and Jones/Owens Radio Programming LLC (collectively, the "Subsidiary Guarantors"). The only existing subsidiary of the Company that did not guarantee the Notes is the PIN Venture (the "Non-Guarantor Subsidiary"). Superaudio and Jones/Capstar were subsidiaries of the Company that did not guarantee the Notes. Superaudio ceased distributing its programming and all other operating activities on January 31, 2000. Jones Radio Network, Inc. purchased all Jones/Capstar assets on April 1, 2000 and now produces and distributes its programming. Assets and liabilities that were transferred to Jones Radio Network, Inc. are now reported under the "Subsidiary Guarantors."

     The Company has not provided separate complete financial statements and other disclosures of the respective Subsidiary Guarantors because management has determined that such information is not material to investors. There are no significant contractual restrictions on distributions from each of the Subsidiary Guarantors to the Company.

     Investments in subsidiaries are required to be accounted for by investors using the equity method for purposes of the supplemental condensed consolidating financial statement presentation. Under this method, investments are recorded at cost and adjusted for the investor company's ownership share of the subsidiaries' cumulative results of operations. In addition, investments increase by the amount of contributions to subsidiaries and decrease by the amount of distributions from subsidiaries. The elimination entries eliminate the equity method accounting for the investment in subsidiaries and the equity in earnings of subsidiaries, intercompany payables and receivables and other transactions between subsidiaries including contributions and distributions.

     Sections 13 and 15(d) of the Securities Exchange Act of 1934 require presentation of the following supplemental condensed consolidating financial statements. Presented below is unaudited condensed consolidating financial information for the Company and its subsidiaries as of and for the nine months ended September 30, 1999 and 2000.

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

          UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS -
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:
                                 (IN THOUSANDS)

                                                                                            Non-
                                                              The          Subsidiary     Guarantor     Elimination
                                                             Company       Guarantors    Subsidiaries     Entries        Reported
                                                             --------      ----------    ------------   -----------      --------
Revenues ..............................................      $   --         $ 29,959       $ 15,819       $ (1,174)      $ 44,604
Operating expenses:
     Operations .......................................          --           17,892         14,016         (1,174)        30,734
     Selling and marketing ............................          --            3,901            452           --            4,353
     General and administrative .......................         1,031           --             --             --            1,031
     Depreciation and amortization ....................             5          6,428             66           --            6,499
                                                             --------       --------       --------       --------       --------
          Total operating expenses ....................         1,036         28,221         14,534         (1,174)        42,617
                                                             --------       --------       --------       --------       --------
     OPERATING INCOME (LOSS) ..........................        (1,036)         1,738          1,285           --            1,987
                                                             --------       --------       --------       --------       --------
OTHER EXPENSE (INCOME):
     Interest expense .................................         9,607           --             --             --            9,607
     Interest income ..................................          (568)           (67)           (91)          --             (726)
     Equity share of loss (income) of subsidiaries ....        (2,239)           865            (85)         1,374            (85)
     Other expense (income), net ......................            94              3              2           --               99
                                                             --------       --------       --------       --------       --------
          Total other expense (income) ................         6,894            801           (174)         1,374          8,895
                                                             --------       --------       --------       --------       --------
     Income (loss) before income taxes
        and minority interest .........................        (7,930)           937          1,459         (1,374)        (6,908)
     Income tax provision .............................          --              411           --             --              411
                                                             --------       --------       --------       --------       --------
     Income (loss) before minority interest ...........        (7,930)           526          1,459         (1,374)        (7,319)
     Minority interest in net loss of
        consolidated subsidiaries .....................          --               (3)          --              614            611
                                                             --------       --------       --------       --------       --------
NET INCOME (LOSS) .....................................      $ (7,930)      $    529       $  1,459       $ (1,988)      $ (7,930)
                                                             ========       ========       ========       ========       ========


                 UNAUDITED CONDENSED CONSOLIDATING CASH FLOWS -
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:
                                 (IN THOUSANDS)

                                                                                         Non-
                                                            The         Subsidiary     Guarantor     Elimination
                                                          Company       Guarantors    Subsidiaries     Entries        Reported
                                                          --------      ----------    ------------   -----------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...................................   $ (7,930)      $    529       $  1,459       $ (1,988)      $ (7,930)
  Adjustment to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Non-cash expenses .................................      1,469          4,127             (4)         1,988          7,580
    Net change in assets and liabilities ..............    (23,923)        22,519            977           --             (427)
                                                          --------       --------       --------       --------       --------
     Net cash provided by (used in)
       operating activities ...........................    (30,384)        27,175          2,432           --             (777)
                                                          --------       --------       --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ..................        (12)          (396)          (180)          --             (588)
  Purchase of investments .............................     (1,674)          --             --             --           (1,674)
  Cable programming distribution agreements payments ..       --           (3,761)          --             --           (3,761)
  Purchase of intangible assets .......................       --             (430)          --             --             (430)
  Purchase of Broadcast Programming assets ............       --          (20,860)          --             --          (20,860)
                                                          --------       --------       --------       --------       --------
     Net cash used in investing activities ............     (1,686)       (25,447)          (180)          --          (27,313)
                                                          --------       --------       --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of
      Series A Preferred Equity .......................     20,100           --             --             --           20,100
                                                          --------       --------       --------       --------       --------
                                                            20,100           --             --             --           20,100
INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS ..............................    (11,970)         1,728          2,252           --           (7,990)
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD ...............................     17,881            956          1,817           --           20,654
                                                          --------       --------       --------       --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..............   $  5,911       $  2,684       $  4,069       $   --         $ 12,664
                                                          ========       ========       ========       ========       ========

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

      UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION -
                           AS OF SEPTEMBER 30, 2000:
                                 (IN THOUSANDS)

                                                                                         Non-
                                                          The          Subsidiary     Guarantor      Elimination
                                                         Company       Guarantors    Subsidiaries      Entries         Reported
                                                         --------      ----------    ------------    -----------       --------
ASSETS:
Cash and cash equivalents ........................      $   3,604       $   4,601       $   3,565      $    --         $  11,770
Available for sale securities ....................          2,216            --               902           --             3,118
Accounts receivable, net .........................           --            14,333             109           --            14,442
Other current assets .............................             79           1,164             128           --             1,371
                                                        ---------       ---------       ---------      ---------       ---------
          Total current assets ...................          5,899          20,098           4,704           --            30,701
                                                        ---------       ---------       ---------      ---------       ---------
Property and equipment ...........................             32          20,592             385           --            21,009
Intangible assets ................................          3,560          59,510               1           --            63,071
Other long-term assets ...........................         34,050         (27,347)           --           (1,532)          5,171
                                                        ---------       ---------       ---------      ---------       ---------
          Total assets ...........................      $  43,541       $  72,853       $   5,090      $  (1,532)      $ 119,952
                                                        =========       =========       =========      =========       =========
LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT):
Accounts payable .................................      $     555       $   3,189       $   1,524      $    --         $   5,268
Producers' fees payable ..........................           --             5,684            --             --             5,684
Accrued liabilities ..............................          3,361           4,373              92           --             7,826
Other current liabilities ........................        (58,360)         58,974             737           --             1,351
                                                        ---------       ---------       ---------      ---------       ---------
          Total current liabilities ..............        (54,444)         72,220           2,353           --            20,129
                                                        ---------       ---------       ---------      ---------       ---------
Senior secured notes .............................        100,000            --              --             --           100,000
Other long-term liabilities ......................          1,022             614            --             --             1,636
                                                        ---------       ---------       ---------      ---------       ---------
          Total long-term liabilities ............        101,022             614            --             --           101,636
                                                        ---------       ---------       ---------      ---------       ---------
Minority interest ................................           --              --              --            1,224           1,224
Class A Common Stock subject to put ..............          1,213            --              --             --             1,213
Shareholders' equity (deficit):
     Series A Preferred Stock ....................         23,975            --              --             --            23,975
     Class A Common Stock ........................             53            --              --             --                53
     Class B Common Stock ........................             22            --              --             --                22
     General Partners' Contributions .............           --              --               350           (350)           --
     Additional paid-in capital ..................         28,260            --              --             --            28,260
     Accumulated other comprehensive income ......             (6)           --              --             --                (6)
     Retained earnings (deficit) .................        (56,554)             19           2,387         (2,406)        (56,554)
                                                        ---------       ---------       ---------      ---------       ---------
Total shareholders' equity (deficit) .............         (4,250)             19           2,737         (2,756)         (4,250)
                                                        ---------       ---------       ---------      ---------       ---------
          Total liabilities and shareholders'
             equity (deficit) ....................      $  43,541       $  72,853       $   5,090      $  (1,532)      $ 119,952
                                                        =========       =========       =========      =========       =========

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

          UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS -
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000:
                                 (IN THOUSANDS)


                                                                                         Non-
                                                          The          Subsidiary     Guarantor      Elimination
                                                         Company       Guarantors    Subsidiaries      Entries      Reported
                                                         --------      ----------    ------------    -----------    --------
Revenues .............................................. $   --         $ 44,691       $ 18,954       $ (1,305)      $ 62,340
Operating expenses:
     Operations .......................................     --           24,974         16,819         (1,305)        40,488
     Selling and marketing ............................     --            6,959            663           --            7,622
     General and administrative .......................    1,328           --             --             --            1,328
     Depreciation and amortization ....................        8         10,485            104           --           10,597
                                                        --------       --------       --------       --------       --------
          Total operating expenses ....................    1,336         42,418         17,586         (1,305)        60,035
                                                        --------       --------       --------       --------       --------
     OPERATING INCOME (LOSS) ..........................   (1,336)         2,273          1,368           --            2,305
                                                        --------       --------       --------       --------       --------
OTHER EXPENSE (INCOME):
     Interest expense .................................    9,410              2           --             --            9,412
     Interest income ..................................     (428)          (118)          (168)          --             (714)
     Equity share of loss (income) of subsidiaries ....   (3,411)         4,223           --             (814)            (2)
     Other expense (income), net ......................      736           (253)            62           --              545
                                                        --------       --------       --------       --------       --------
          Total other expense (income) ................    6,307          3,854           (106)          (814)         9,241
                                                        --------       --------       --------       --------       --------
     Income (loss) before income taxes and
       minority interest ..............................   (7,643)        (1,581)         1,474            814         (6,936)

     Income tax provision .............................     --               47              1           --               48
                                                        --------       --------       --------       --------       --------
     Income (loss) before minority interest ...........   (7,643)        (1,628)         1,473            814         (6,984)
     Minority interest in net loss of
       consolidated subsidiaries ......................     --             --             --              659            659
                                                        --------       --------       --------       --------       --------

NET INCOME (LOSS) ..................................... $ (7,643)      $ (1,628)      $  1,473       $    155       $ (7,643)
                                                        ========       ========       ========       ========       ========


                 UNAUDITED CONDENSED CONSOLIDATING CASH FLOWS -
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000:
                                 (IN THOUSANDS)

                                                                                              Non-
                                                               The          Subsidiary     Guarantor      Elimination
                                                              Company       Guarantors    Subsidiaries      Entries      Reported
                                                              --------      ----------    ------------    -----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ........................................  $ (7,643)      $ (1,628)      $  1,473       $    155       $ (7,643)
  Adjustment to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
    Non-cash expenses ......................................    (1,400)        14,285            167           (155)        12,897
    Net change in assets and liabilities ...................       603         (2,699)           341           --           (1,755)
                                                              --------       --------       --------       --------       --------
     Net cash provided by (used in) operating activities ...    (8,440)         9,958          1,981           --            3,499
                                                              --------       --------       --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .......................       (25)        (2,014)          (188)          --           (2,227)
  Proceeds from/purchase of investments ....................     4,673             19           (902)          --            3,790
  Purchase of intangible assets ............................        (9)        (6,085)          --             --           (6,094)
  Distributions of capital from affiliates .................      --               15           --             --               15
                                                              --------       --------       --------       --------       --------
     Net cash provided by (used in) investing activities ...     4,639         (8,065)        (1,090)          --           (4,516)
                                                              --------       --------       --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for equity offering costs .......................      (484)          --             --             --             (484)
                                                              --------       --------       --------       --------       --------
     Net cash used in financing activities .................      (484)          --             --             --             (484)
                                                              --------       --------       --------       --------       --------
INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS ...................................    (4,285)         1,893            891           --           (1,501)
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD ....................................     7,889          2,708          2,674           --           13,271
                                                              --------       --------       --------       --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................  $  3,604       $  4,601       $  3,565       $   --         $ 11,770
                                                              ========       ========       ========       ========       ========

               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

(7)  REPORTABLE SEGMENTS

     The Company has six reportable segments: radio programming syndication, cable television programming, Internet programming content, Internet advertising sales services, satellite services and general and administrative. The Company's reportable segments have been determined in accordance with the Company's internal management structure. The Company evaluates performance based on many factors; one of the primary measures is EBITDA. EBITDA represents operating income (loss) plus depreciation and amortization minus the EBITDA attributable to the minority interest in the PIN Venture, a consolidated 55.3%-owned subsidiary.

     The following tables set forth the Company's financial results by business segments. The presentation of reportable segments has been changed from that presented in prior periods to (1) reflect the Internet programming content segment and Internet advertising sales services segment and (2) combine radio programming and radio advertising sales services segments into the radio programming syndication segment. The Company has also added the presentation of segment EBITDA. Management believes that this presentation provides a more meaningful analysis of the Company's business segments. EBITDA of the cable television programming segment excludes EBITDA attributable to the minority interest in the PIN Venture. The prior year's results have been reclassified to conform to the new presentation.

                                                 Three Months Ended            Nine Months Ended
                                                    September 30,                September 30,
Revenues:                                        1999           2000           1999           2000
                                               --------       --------       --------       --------
                                                                (in thousands)
   Radio programming syndication ............  $  8,085       $ 10,609       $ 18,808       $ 31,216
   Cable television .........................     6,587          7,850         19,229         24,839
   Internet programming content .............      --               39           --               82
   Internet advertising sales services ......      --            1,505           --            1,506
   Satellite services .......................     2,190          1,676          6,567          4,697
                                               --------       --------       --------       --------
      Total revenues ........................  $ 16,862       $ 21,679       $ 44,604       $ 62,340
                                               ========       ========       ========       ========
EBITDA:
   Radio programming syndication ............  $  2,056       $  2,483       $  2,690       $  7,931
   Cable television .........................       468            788          1,446          3,131
   Internet programming content .............      (175)          (600)          (175)        (1,704)
   Internet advertising sales services ......      --            1,065           --              684
   Satellite services .......................     1,861          1,528          5,556          4,188
                                               --------       --------       --------       --------
   Segment EBITDA ...........................     4,210          5,264          9,517         14,230
   Reconciliation to operating income:
   General and administrative - Corporate ...      (300)          (430)        (1,031)        (1,328)
   Depreciation and amortization ............    (2,528)        (3,617)        (6,499)       (10,597)
                                               --------       --------       --------       --------
      Total operating income ................  $  1,382       $  1,217       $  1,987       $  2,305
                                               ========       ========       ========       ========


               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                                                                Three Months Ended           Nine Months Ended
                                                                  September 30,                September 30,
                                                               1999           2000           1999           2000
                                                             --------       --------       --------       --------
                                                                               (in thousands)
Reconciliation of segment EBITDA to total EBITDA:
   Segment total ......................................      $  4,210       $  5,264       $  9,517       $ 14,230
   General and administrative - Corporate .............          (300)          (430)        (1,031)        (1,328)
   Less: EBITDA minority interest .....................          (162)           (56)          (624)          (658)
                                                             --------       --------       --------       --------
      Total EBITDA ....................................      $  3,748       $  4,778       $  7,862       $ 12,244
                                                             ========       ========       ========       ========
Depreciation and amortization:
   Radio programming syndication ......................      $    957       $  1,672       $  2,112       $  4,970
   Cable television ...................................           580            955          1,375          2,663
   Internet programming content .......................          --               26           --               48
   Internet advertising sales services ................          --                8           --               15
   Satellite services .................................           989            953          3,007          2,893
                                                             --------       --------       --------       --------
      Segment total ...................................         2,526          3,614          6,494         10,589
   General and administrative - Corporate .............             2              3              5              8
                                                             --------       --------       --------       --------
      Total depreciation and amortization .............      $  2,528       $  3,617       $  6,499       $ 10,597
                                                             ========       ========       ========       ========
Capital expenditures:
   Radio programming syndication ......................      $     50       $    576       $    232       $  1,277
   Cable television ...................................            64             63            196            235
   Internet programming content .......................             4             80              4            295
   Internet advertising sales services ................          --               16           --               97
   Satellite services .................................            16            248            144            298
                                                             --------       --------       --------       --------
      Segment total ...................................           134            983            576          2,202
   General and administrative - Corporate .............            12             23             12             25
                                                             --------       --------       --------       --------
      Total capital expenditures ......................      $    146       $  1,006       $    588       $  2,227
                                                             ========       ========       ========       ========


               JONES INTERNATIONAL NETWORKS, LTD. AND SUBSIDIARIES

                                                  As of September 30,
                                                 1999             2000
                                               ---------       ---------
                                                    (in thousands)
Total assets:
   Radio programming syndication ............  $  65,654       $  73,133
   Cable television .........................     20,070          24,177
   Internet programming content .............          3             319
   Internet advertising sales services ......       --               669
   Satellite services .......................     20,289          16,895
                                               ---------       ---------
      Segment total .........................    106,016         115,193
   General and administrative - Corporate ...     44,488          43,541
   Elimination of inter-segment assets ......    (25,710)        (38,782)
                                               ---------       ---------
      Total assets ..........................  $ 124,794       $ 119,952
                                               =========       =========


     Segment EBITDA excludes intersegment transactions between the satellite services and cable programming segments for the satellite services provided to the PIN Venture and Great American Country for $872,000, and $948,000, for the three months ended September 30, 1999 and 2000, respectively, and $2,609,000, and $2,845,000, for the nine months ended September 30, 1999 and 2000, respectively. In addition, segment EBITDA excludes intersegment transactions among radio programming syndication and Internet programming segments for the sale of radio airtime to Internet for approximately $48,000 and $586,000 for the three and nine months ended September 30, 2000, respectively. Segment EBITDA differs from operating income (loss) of each of the segments by the amount of depreciation and amortization expenses of each segment.

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

RESULTS OF OPERATIONS

     The following table sets forth the amount of, and percentage relationship to total net revenues of, certain items included in the Company's historical unaudited consolidated statements of operations for the three and nine months ended September 30, 1999 and 2000:

                                              Three Months Ended September 30,               Nine Months Ended September 30,
                                                1999                    2000                  1999                     2000
                                          ------------------     ------------------     ------------------     ------------------
                                                                              (in thousands)
Revenues:
   Radio programming syndication .....    $  8,085       48%     $ 10,609       49%     $ 18,808       42%     $ 31,216       50%
   Cable television ..................       6,587       39         7,850       36        19,229       43        24,839       40
   Internet programming content ......          --       --            39       --            --       --            82       --
   Internet advertising sales
      services .......................          --       --         1,505        7            --       --         1,506        2
   Satellite services ................       2,190       13         1,676        8         6,567       15         4,697        8
                                          --------     ----      --------     ----      --------     ----      --------     ----
      Total revenues .................      16,862      100        21,679      100        44,604      100        62,340      100
                                          --------     ----      --------     ----      --------     ----      --------     ----
Operating expenses:
   Radio programming syndication .....       6,986       41         9,798       45        18,230       41        28,255       45
   Cable television ..................       6,699       40         8,017       37        19,158       43        24,371       39
   Internet programming content ......         175        1           665        3           175       --         1,834        3
   Internet advertising sales
      services .......................          --       --           448        2            --       --           837        1
   Satellite services ................       1,318        8         1,101        5         4,018        9         3,402        6
                                          --------     ----      --------     ----      --------     ----      --------     ----
      Segment total ..................      15,178       90        20,029       92        41,581       93        58,699       94
   General and administrative ........         302        2           433        2         1,036        2         1,336        2
                                          --------     ----      --------     ----      --------     ----      --------     ----
      Total operating expenses .......      15,480       92        20,462       94        42,617       95        60,035       96
                                          --------     ----      --------     ----      --------     ----      --------     ----
      Operating income ...............       1,382        8         1,217        6         1,987        5         2,305        4
                                          --------     ----      --------     ----      --------     ----      --------     ----
Interest expense, net ................       3,123       19         2,886       13         8,881       20         8,698       14
Other expense (income), net ..........          12       --           674        3            14       --           543        1
Income tax provision .................         391        2             3       --           411        1            48       --
Minority interest ....................         165        1            71        1           611        2           659        1
                                          --------     ----      --------     ----      --------     ----      --------     ----
Net loss .............................    $ (2,309)     (14)%    $ (2,417)     (11)%    $ (7,930)     (18)%    $ (7,643)     (12)%
                                          ========     ====      ========     ====      ========     ====      ========     ====


     The following table sets forth EBITDA for the three and nine months ended September 30, 1999 and 2000. EBITDA is unaudited and represents operating income
(loss) plus depreciation and amortization minus EBITDA attributable to the minority interest in the PIN Venture, a consolidated 55.3%-owned subsidiary. Management acknowledges that EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles. However, EBITDA is a measure widely used by analysts and investors in the media industry to determine a company's operating performance and ability to service and incur debt. EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

                                             For the Three Months Ended    For the Nine Months Ended
                                                    September 30,                September 30,
                                                1999           2000           1999           2000
                                              --------       --------       --------       --------
EBITDA:                                                           (in thousands)
  Radio programming syndication ..........      $  2,056       $  2,483       $  2,690       $  7,931
  Cable television .......................           468            788          1,446          3,131
  Internet programming content ...........          (175)          (600)          (175)        (1,704)
  Internet advertising sales services ....            --          1,065             --            684
  Satellite services .....................         1,861          1,528          5,556          4,188
                                                --------       --------       --------       --------
     Segment total .......................         4,210          5,264          9,517         14,230
  General and administrative .............          (300)          (430)        (1,031)        (1,328)
  Less: EBITDA minority interest .........          (162)           (56)          (624)          (658)
                                                --------       --------       --------       --------
     Total EBITDA ........................      $  3,748       $  4,778       $  7,862       $ 12,244
                                                ========       ========       ========       ========


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

     Total revenues increased $4.8 million, or 29%, from $16.9 million for the three months ended September 30, 1999 to $21.7 million for the three months ended September 30, 2000. Total revenues adjusted for the acquisition on August 2, 1999 of Broadcast Programming would have been $17.7 million for the three months ended September 30, 1999. This increase was due to strong growth in our radio programming syndication, cable television programming operations, Internet advertising sales services, and an increase in radio programming syndication revenues resulting from the Broadcast Programming acquisition.

OPERATING EXPENSES

OPERATIONS. Operations expense increased $2.9 million, or 26%, from $10.9 million for the three months ended September 30, 1999 to $13.8 million for the three months ended September 30, 2000. Total operations expenses adjusted for the acquisition of Broadcast Programming would have been $11.4 million for the three months ended September 30, 1999. The increase is due primarily to an increase in operating expenses resulting from the Broadcast Programming acquisition, increased expenditures related to radio programming syndication, cable television and increased operating expenses to develop our Internet programming content and Internet advertising sales services businesses. As a percentage of total revenues, total operations expense decreased from 65% for the three months ended September 30, 1999 to 64% for the three months ended September 30, 2000.

SELLING AND MARKETING. Selling and marketing expenses increased $0.9 million, or 51%, from $1.7 million for the three months ended September 30, 1999 to $2.6 million for the three months ended September 30, 2000. This increase is due primarily to increased expenditures to attract additional radio and cable television affiliates and an increase in selling and marketing expenditures resulting from the Broadcast Programming acquisition.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $0.1 million or 44%, from $0.3 million for the three months ended September 30, 1999 to $0.4 million for the three months ended September 30, 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $1.1 million, or 43% from $2.5 million for the three months ended September 30, 1999 to $3.6 million for the three months ended September 30, 2000. Depreciation and amortization expenses adjusted for the acquisition of Broadcast Programming would have been $2.9 million for the three months ended September 30, 1999. This increase is due primarily to an increase in amortization expenses related to the Broadcast

Programming acquisition and the amortization of payments made under certain cable programming distribution agreements.

OPERATING INCOME

     Operating income decreased $0.2 million, or 12%, from an operating income of $1.4 million for the three months ended September 30, 1999 to operating income of $1.2 million for the three months ended September 30, 2000, as a result of the factors discussed herein. Operating loss adjusted for the acquisition of Broadcast Programming would have been $1.3 million for the three months ended September 30, 1999.

EBITDA

     EBITDA increased $1.0 million, or 27%, from $3.7 million for the three months ended September 30, 1999, to $4.7 million for the three months ended September 30, 2000 as a result of the factors discussed herein. EBITDA adjusted for the acquisition of Broadcast Programming would have been $4.1 million for the three months ended September 30, 1999.

OTHER EXPENSE

     Total other expense increased $0.5 million, or 14%, from $3.1 million for the three months ended September 30, 1999 to $3.6 million for the three months ended September 30, 2000. The increase is due primarily to:

     - a $0.7 million in expenses related to the write off of certain deferred equity offering costs. As a result of the withdraw of our proposed equity offering in October, we have expensed all deferred offering costs in the third Quarter of 2000; and

     -    a $0.2 million decrease in interest expense.

NET LOSS

     Net loss increased $0.1 million, or 5%, from $(2.3) million for the three months ended September 30, 1999 to $(2.4) million for the three months ended September 30, 2000 as a result of the factors discussed herein.

RADIO PROGRAMMING SYNDICATION

REVENUES. Radio programming syndication revenues increased $2.5 million, or 31%, from $8.1 million for the three months ended September 30, 1999 to $10.6 million for the three months ended September 30, 2000, due primarily to an increase in radio advertising revenue and the acquisition of the assets of Broadcast Programming. During the period from July 1, 2000 to August 2, 2000, Broadcast Programming generated radio programming syndication revenues of $1.2 million Separate from Broadcast Programming, advertising revenues increased $1.4 million due to an increase in rates charged for our advertising spots and an increase in the number of spots sold. There was a decrease of $0.1 million in radio license fees, reflecting our decision to focus our programming targeted at larger radio stations that generally are not charged license fees. Radio revenues adjusted for the acquisition of Broadcast Programming would have been $8.9 million for the three months ended September 30, 1999.

EXPENSES. Radio programming expenses increased $2.8 million, or 40%, from $7.0 million for the three months ended September 30, 1999 to $9.8 million for the three months ended September 30, 2000. Radio expenses adjusted for the acquisition of Broadcast Programming would have been $7.9 million for the three months ended September 30, 1999. This increase was primarily due to:

     - a $1.0 million increase in operating expenses as a result of the Broadcast Programming acquisition, including depreciation and amortization expenses of $0.3 million;

     - a $0.7 million increase in radio programming and radio distribution expenses due to an increase in the number of radio programs we offered and an increase in the number of radio affiliates;

     - a $0.6 million increase in marketing expenses for trade shows and related marketing expenditures incurred to increase the number of radio stations receiving our programming;

     - a $0.4 million increase in depreciation and amortization expenses related to new equipment purchased for the upgrades of certain radio programming studios, purchase of new satellite receivers, purchase of new computer hardware and software and amortization of intangibles mostly related to the acquisition of Broadcast Programming; and

     - a $0.1 million increase in fees paid to license certain radio programming.

     As a percentage of radio programming revenues, radio programming expenses increased from 86% for the three months ended September 30, 1999 to 92% for the three months ended September 30, 2000.

OPERATING INCOME. Operating income from radio programming decreased $0.3 million, or 26%, from an operating income of $1.1 million for the three months ended September 30, 1999 to operating income of $0.8 million for the three months ended September 30, 2000 as a result of the factors stated herein. Operating income from radio programming adjusted for the acquisition of Broadcast Programming would have been approximately $1.0 million for the three months ended September 30, 1999.

SEGMENT EBITDA. Segment EBITDA from radio programming increased $0.4 million, or 21%, from $2.1 million for the three months ended September 30, 1999 to $2.5 million for the three months ended September 30, 2000 as a result of the factors stated herein. Segment EBITDA from radio programming adjusted for the Broadcast Programming acquisition would have been $2.4 million for the three months ended September 30, 1999.

CABLE TELEVISION PROGRAMMING

We have two cable television networks, Great American Country ("GAC") and Product Information Network ("PIN"). PIN is owned by a venture which is 55.3% owned by us.

REVENUES. Cable television programming revenues increased $1.3 million, or 19%, from $6.6 million for the three months ended September 30, 1999 to $7.9 million for the three months ended September 30, 2000. This increase was due to the following:

     - GAC's revenues increased $0.7 million, or 57%, as a result of a $0.6 million, or 63%, increase in advertising revenues and $0.1 million, or 44%, increase in license fees. Advertising revenues increased due to higher advertising rates charged for airtime based on a 25% increase in the number of subscribers receiving GAC, as well as an increase in the number of higher paying national advertisers; and

     - PIN's revenues increased $0.6 million, or 10%, primarily as a result of a 12% increase in FTRE's receiving PIN. FTREs represent the number of full-time revenue equivalent subscribers receiving PIN.

EXPENSES. Cable television programming expenses rose $1.3 million, or 20%, from $6.7 million for the three months ended September 30, 1999 to $8.0 million for the three months ended September 30, 2000. This was primarily due to:

     - an increase of $0.7 million in rebates to cable systems receiving PIN, driven by an increase in PIN revenues from September 30, 1999 to September 30, 2000;

     - an increase of $0.4 million in amortization expenses for GAC distribution agreement payments, driven by GAC's growth in subscribers;

     - an increase of $0.4 million as a result of new associates hired to sell GAC traditional spot advertising and a national audience ratings services subscribed to by GAC beginning in January 2000; and

     - a decrease of $0.2 million in other cable television programming expenses.

     As part of our efforts to increase GAC subscriber distribution , GAC entered into a digital satellite distribution agreement with a third party which will enable GAC to broadcast its programming on a digital platform to cable systems who elect to carry GAC on their digital programming tiers. We estimate that expenses will increase approximately $50,000 per month starting in November 2000 as a result of this agreement .

     For the three months ended September 30, 1999 and 2000, PIN made rebates of approximately 76% and 81%, respectively, of its net advertising revenues to cable television systems receiving its programming. As PIN's FTRE's continue to grow, total cable television programming expenses will continue to increase and PIN will have to pay out additional rebates to cable systems as PIN advertising revenues increase. As a percentage of cable television programming revenues, cable television programming expenses remained relatively flat at 102% for the three months ended September 30, 1999 and 2000.

OPERATING INCOME. Operating income from cable television programming decreased $0.1 million from an operating loss of $(0.1) million for the three months ended September 30, 1999 to an operating loss of $(0.2) million for the three months ended September 30, 2000 as a result of the factors stated above.

SEGMENT EBITDA. Segment EBITDA from cable television programming increased $0.3 million, or 68%, from $0.5 million for the three months ended September 30, 1999 to $0.8 million for the three months ended September 30, 2000 as a result of the factors stated above.

INTERNET PROGRAMMING CONTENT

     Internet programming content expenses commenced in the fourth quarter of 1999 and have increased throughout 2000. We have not generated significant revenues from our Internet programming content business. Given the lack of meaningful revenues generated thus far, we are currently evaluating the future business strategy and prospects of the Internet programming content segment in order to determine how to generate substantially higher revenues while also reducing operating expenses. There can be no assurance that we will be successful in making this business segment profitable in the future or that the business segment will continue to operate in its current form.

REVENUES. We did not generate significant Internet programming content revenues for the three months ended September 30, 2000.

EXPENSES. Internet programming content expenses increased $0.5 million, or 280%, from $0.2 million for the three months ended September 30, 1999 to $0.7 million for the three months ended September 30, 2000.

OPERATING LOSS. Operating loss from our Internet programming content activities increased $0.4 million from $(0.2) million for the three months ended September 30, 1999 to $(0.6) million for the three months ended September 30, 2000.

SEGMENT EBITDA. Segment EBITDA deficit from our Internet programming content activities increased $0.4 million from $(0.2) million for the three months ended September 30, 1999 to $(0.6) million for the three months ended September 30, 2000.

INTERNET ADVERTISING SALES SERVICES

     In the fourth quarter of 1999, we began developing an Internet advertising sales services business which sells national advertising for third parties. Currently, we are concentrating on providing these services to streaming media companies. Operating expenses for Internet advertising services increased beginning in the fourth quarter of 1999 and will continue to increase throughout 2000. We anticipate salary, selling and marketing and other associated expenses to increase as we continue to develop the Internet advertising services business.

REVENUES. We generated Internet advertising sales services revenue of $1.5 million for the three months ended September 30, 2000. We negotiated an early termination to an agreement with a third party to sell Internet advertising time and provide other services. The termination of this agreement resulted in a one-time cash payment of $1.5 million, which we received in July 2000. The termination payment was recorded as Internet advertising sales services revenue during the third quarter of 2000.

EXPENSES. We generated Internet advertising sales services expenses of $0.5 million for the three months ended September 30, 2000.

OPERATING INCOME. We generated an operating income from Internet advertising sales services of $1.0 million for the three months ended September 30, 2000 as a result of factors discussed herein.

SEGMENT EBITDA. We generated a segment EBITDA from Internet advertising sales services of $1.1 million for the three months ended September 30, 2000.

SATELLITE SERVICES

REVENUES. Satellite services revenues decreased $0.5 million, or 23%, from $2.2 million for the three months ended September 30, 1999 to $1.7 million for the three months ended September 30, 2000. This decrease was primarily due to:

     - $0.5 million decrease in satellite services fees because an affiliated party ceased its network operations in March 2000;

     - the expiration in August 1999 of a third party satellite services agreement, which generated $0.3 million in satellite services revenues in the three months ended September 30, 1999; and

     - $0.3 million increase in satellite services revenues due to a three-month agreement to lease two satellite transponder channels as well as other uplinking and earth station services to a third party. This agreement commenced on July 15, 2000 and terminated on October 15, 2000.

     Historically we have provided satellite services to a related company. Because the related party began to decrease its programming expenditures in the second half of 1999 and ceased all programming efforts as of March 31, 2000, satellite services fees charged to affiliated parties decreased in the first half of 2000. For the balance of the year, these satellite service fees should remain at a level consistent with that of the second quarter of 2000.

     In April 2000, we entered into a three-month agreement to lease two satellite transponder channels as well as other uplinking and earth station services to a third party. This agreement commenced on July 15, 2000 and terminated on October 15, 2000.

EXPENSES. Satellite services expenses decreased $0.2 million, or 16%, from $1.3 million for the three months ended September 30, 1999 to $1.1 million for three months ended September 30, 2000. This decrease is primarily due to cost savings realized as a result of the affiliated party ceasing all programming operations as of March 31, 2000 as discuss herein. As a percentage of satellite services revenues, satellite services expenses increased from 60% for the three months ended September 30, 1999 to 66% for the three months ended September 30, 2000. Due to the fixed nature of most of our satellite services expenses, the percentage of satellite services expenses in relation to the satellite services revenues will generally increase as our revenues decrease.

OPERATING INCOME. Operating income from satellite services decreased $0.3 million, or 34%, from $0.9 million for the three months ended September 30, 1999 to $0.6 million for the three months ended September 30, 2000 as a result of the factors stated above.

SEGMENT EBITDA. Segment EBITDA from satellite services decreased $0.3 million, or 18%, from $1.8 million for the three months ended September 30, 1999 to $1.5 million for the three months ended September 30, 2000 as a result of the factors stated above.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

     Total revenues increased $17.7 million, or 40%, from $44.6 million for the nine months ended September 30, 1999 to $62.3 million for the nine months ended September 30, 2000. Total revenues adjusted for the acquisition of Broadcast Programming would have been $49.4 million for the nine months ended September 30, 1999. This increase was due to strong growth in our radio programming syndication and cable programming operations, an increase in radio revenues resulting from the Broadcast Programming acquisition, as well as Internet advertising sales services.

OPERATING EXPENSES

OPERATIONS. Operations expense increased $9.8 million, or 32%, from $30.7 million for the nine months ended September 30, 1999 to $40.5 million for the nine months ended September 30, 2000. Total operations expenses adjusted for the acquisition of Broadcast Programming would have been $33.5 million for the nine months ended September 30, 1999. The increase reflects increased operating expenses resulting from the Broadcast Programming acquisition, Internet programming content and the development of our Internet and cable television advertising sales businesses. As a percentage of total revenues, total operations expense decreased from 69% for the nine months ended September 30, 1999 to 65% for the nine months ended September 30, 2000.

SELLING AND MARKETING. Selling and marketing expenses increased $3.3 million, or 75%, from $4.3 million for the nine months ended September 30, 1999 to $7.6 million for the nine months ended September 30, 2000. Selling and marketing expenses adjusted for the acquisition of Broadcast Programming would have been $4.9 million for the nine months ended September 30, 1999. This increase is due primarily to increased expenditures to attract additional radio and cable television affiliates and an increase in selling and marketing expenditures resulting from the Broadcast Programming acquisition.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $0.3 million, or 29%, from $1.0 million for the nine months ended September 30, 1999 to $1.3 million for the nine months ended September 30, 2000. This increase is due primarily to an increase in computer software and hardware support services charged by an affiliate of Jones International and an increase in salary and related expenses as a result of new associates hired to perform accounting related functions.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $4.1 million, or 63%, from $6.5 million for the nine months ended September 30, 1999 to $10.6 million for the nine months ended September 30, 2000. Depreciation and amortization expenses adjusted for the acquisition of Broadcast Programming would have been $9.1 million for the nine months ended September 30, 1999. This increase is due primarily to an increase in amortization expenses related to the Broadcast Programming acquisition and the amortization of cable programming distribution agreement payments.

OPERATING INCOME

     Operating income increased $0.3 million, or 16%, from an operating income of $2.0 million for the nine months ended September 30, 1999 to operating income of $2.3 million for the nine months ended September 30, 2000, as a result of the factors discussed herein. Operating income adjusted for the acquisition of Broadcast Programming would have been $0.9 million for the nine months ended September 30, 1999.

EBITDA

     EBITDA increased $4.3 million, or 56%, from $7.9 million for the nine months ended September 30, 1999, to $12.2 million for the nine months ended September 30, 2000 as a result of the factors discussed herein. EBITDA adjusted for the acquisition of Broadcast Programming would have been $9.4 million for the nine months ended September 30, 1999.

OTHER EXPENSE

     Total other expense increased $0.3 million, or 4%, from $8.9 million for the nine months ended September 30, 1999 to $9.2 million for the nine months ended September 30, 2000.

NET LOSS

     Net loss decreased $0.3 million, or 4%, from $(7.9) million for the nine months ended September 30, 1999 to $(7.6) million for the nine months ended September 30, 2000 as a result of the factors discussed herein.

RADIO SYNDICATION PROGRAMMING

REVENUES. Radio syndication programming revenues increased $12.4 million, or 66%, from $18.8 million for the nine months ended September 30, 1999 to $31.2 million for the nine months ended September 30, 2000, due primarily to an increase in radio advertising revenue and the acquisition of the assets of Broadcast Programming. Radio syndication programming revenues adjusted for the acquisition of Broadcast Programming would have been $23.6 million for the nine months ended September 30, 1999. Following the acquisition, Broadcast Programming generated advertising and programming license fee revenues of $7.6 million during the nine months ended September 30, 2000. Separate from Broadcast programming, advertising revenues increased $5.2 million due to an increase in the number of spots sold, an increase in the rates charged for our advertising spots and the number of radio programs we offered. This increase was offset by a decrease of $0.4 million in radio license fees, reflecting our decision to focus on programming targeted at larger market radio stations that generally are not charged license fees.

EXPENSES. Radio syndication programming expenses increased $10.0 million, or 55%, from $18.2 million for the nine months ended September 30, 1999 to $28.2 million for the nine months ended September 30, 2000. Radio syndication expenses adjusted for the acquisition of Broadcast Programming would have been $24.2 million for the nine months ended September 30, 1999. This increase was primarily due to:

     - a $6.5 million increase in operating expenses as a result of the Broadcast Programming acquisition, including depreciation and amortization expenses of $2.3 million;

     - a $1.2 million increase in radio programming and distribution expenses due to an increase in the number of radio programs we offered, as well as an increase in the number of radio affiliates;

     - a $1.1 million increase in marketing expenses incurred to increase the number of radio stations receiving our programming;

     - a $0.6 million increase in depreciation and amortization expenses related to new equipment purchased for the upgrades of certain radio programming studios, purchase of new satellite receivers, purchase of new computer hardware and software and amortization of intangibles mostly related to the acquisition of Broadcast Programming;

     -    a $0.4 million increase in management and support costs; and

     - a $0.2 million increase in fees paid to license certain radio programming.

     As a percentage of radio syndication programming revenues, radio programming syndication expenses decreased from 97% for the nine months ended September 30, 1999 to 91% for the nine months ended September 30, 2000. Due to the fixed nature of most of our radio programming expenses, our radio syndication programming expenses as a percent of radio programming syndication revenues will generally decline as our radio programming revenues increase.

OPERATING INCOME (LOSS). Operating income (loss) from radio syndication programming increased $2.4 million from an operating income of $0.6 million for the nine months ended September 30, 1999 to operating income of $3.0 million for the nine months ended September 30, 2000 as a result of the factors stated herein. Operating loss from radio syndication programming adjusted for the acquisition of Broadcast Programming would have been $(0.6) million for the nine months ended September 30, 1999.

SEGMENT EBITDA. Segment EBITDA from radio syndication programming increased $5.2 million, or 195%, from $2.7 million for the nine months ended September 30, 1999 to $7.9 million for the nine months ended September 30, 2000 as a result of the factors stated herein. Segment EBITDA from radio programming adjusted for the Broadcast Programming acquisition would have been $4.2 million for the nine months ended September 30, 1999.

CABLE TELEVISION PROGRAMMING

REVENUES. Cable television programming revenues increased $5.6 million, or 29%, from $19.2 million for the nine months ended September 30, 1999 to $24.8 million for the nine months ended September 30, 2000. This increase was due to the following:

     - GAC's revenues increased $2.5 million, or 73%, as a result of a $2.1 million, or 91%, increase in advertising revenues and $0.4 million, or 35%, increase in affiliate license fees. Advertising revenues increased due to higher advertising rates charged for airtime driven by a 25% increase in the number of subscribers receiving GAC and an increase the number of higher paying national advertisers; and

     - PIN's revenues increased $3.1 million, or 20%, primarily as a result of an 12% increase in FTRE's receiving PIN. FTREs represent the number of full-time revenue equivalent subscribers receiving PIN.

EXPENSES. Cable television programming expenses rose $5.2 million, or 27%, from $19.2 million for the nine months ended September 30, 1999 to $24.4 million for the nine months ended September 30, 2000. This was primarily due to:

     - increases of $2.7 million in rebates to cable systems receiving PIN, which was driven by an increase in PIN revenues of $3.1 million from September 30, 1999 to September 30, 2000;

     - an increase of $1.3 million in amortization expenses for GAC cable programming distribution agreement payments;

     - an increase of $1.1 million as a result of new associates hired to sell GAC traditional spot advertising and a national audience ratings services subscribed to by GAC beginning in January 2000;

     - an increase of $0.5 million in cable television programming expenses resulting from an increase in GAC affiliate sales and other promotional expenses; and

     -    a decrease of $0.4 million in GAC's management and other expenses.

     As part of our efforts to increase GAC subscriber distribution , GAC entered into a digital satellite distribution agreement with a third party which will enable GAC to broadcast its programming on a digital platform to cable systems who elect to carry GAC on their digital programming tiers. We estimate that expenses will increase approximately $50,000 per month starting in November 2000 as a result of this agreement .

     For the nine months ended September 30, 1999 and 2000, PIN made rebates of approximately 75% and 77%, respectively, of its advertising revenues to systems receiving its programming. Rebates paid to cable systems receiving PIN programming, as a percent of revenue, have remained relatively constant over the comparable periods on a per FTRE basis. However, as FTRE's and PIN advertising revenues grow, total cable television programming expenses will increase as PIN will have to pay out additional rebates to cable systems. As a percentage of cable television programming revenues, cable television programming expenses decreased from 100% for the nine months ended September 30, 1999 to 98% for the nine months ended September 30, 2000.

OPERATING INCOME. Operating income from cable television programming increased $0.4 million, or 559%, from operating income of $0.1 million for the nine months ended September 30, 1999 to operating income of $0.5 million for the nine months ended September 30, 2000 as a result of the factors stated above.

SEGMENT EBITDA. Segment EBITDA from cable television programming increased $1.7 million, or 117%, from $1.4 million for the nine months ended September 30, 1999 to $3.1 million for the nine months ended September 30, 2000 as a result of the factors stated above.

INTERNET PROGRAMMING CONTENT

     Internet programming content expenses commenced in the fourth quarter of 1999 and have increased throughout 2000. We have not generated significant revenues from our Internet programming content business. Given the lack of meaningful revenues generated thus far, we are currently evaluating the future business strategy and prospects of the Internet programming content segment in order to determine how to generate substantially higher revenues while also reducing operating expenses. There can be no assurance that we will be successful in making this business segment profitable in the future or that the business segment will continue to operate in its current form.

REVENUES. We generated Internet programming content revenues of $0.1 million for the nine months ended September 30, 2000.

EXPENSES. Internet programming content expenses increased $1.6 million from $0.2 million for the nine months ended September 30, 1999 to $1.8 million for the nine months ended September 30, 2000.

OPERATING LOSS. Operating loss from our Internet programming content activities increased $1.6 million from an operating loss of $(0.2) million for the nine months ended September 30, 1999 to an operating loss of $(1.8) million for the nine months ended September 30, 2000.

SEGMENT EBITDA. Segment EBITDA from our Internet programming content activities decreased $1.5 million from a deficit of $(0.2) million for the nine months ended September 30, 1999 to a deficit of $(1.7) million for the nine months ended September 30, 2000.

INTERNET ADVERTISING SALES SERVICES

     In the fourth quarter of 1999, we began developing an Internet advertising sales services business which sells national advertising for third parties. Currently, we are concentrating on providing these services to streaming media companies. Operating expenses for Internet advertising services increased beginning in the fourth quarter of 1999 and will continue to increase throughout 2000. We anticipate salary, selling and marketing and other associated expenses to increase as we continue to develop the Internet advertising services business.

REVENUES. We generated Internet advertising sales services revenues of $1.5 million for the nine months ended September 30, 2000.

We negotiated an early termination to an agreement with a third party to sell Internet advertising time and provide other services. The termination of this agreement resulted in a one-time cash payment of $1.5 million, which we received in July 2000. The termination payment was recorded as Internet advertising sales services revenue during the third quarter of 2000.

EXPENSES. We incurred Internet advertising sales services expenses of $0.8 million for the nine months ended September 30, 2000.

OPERATING INCOME (LOSS). We generated operating income from our Internet advertising sales services of $0.7 million for the nine months ended September 30, 2000.

SEGMENT EBITDA. We generated a segment EBITDA from Internet advertising sales services of $0.7 million for the nine months ended September 30, 2000.

SATELLITE SERVICES

REVENUES. Satellite services revenues decreased $1.9 million, or 28%, from $6.6 million for the nine months ended September 30, 1999 to $4.7 million for the nine months ended September 30, 2000. This decrease was primarily due to:

     - the expiration in August 1999 of a third party satellite services agreement, which generated $1.2 million in satellite services revenues in the nine months of 1999;

     - $1.0 million decrease in satellite services fees charged to an affiliated party because of reduced service levels required by the affiliate when it ceased network operations at the end of the first quarter of 2000; and

     - $0.3 million increase in satellite services revenues due to a three-month agreement to lease two satellite transponder channels as well as other uplinking and earth station services to a third party. This agreement commenced on July 15, 2000 and terminated on October 15, 2000.

     Historically we have provided satellite services to a related company. Because the related party began to decrease its programming expenditures in the second half of 1999 and ceased all programming efforts as of March 31, 2000, satellite services fees charged to affiliated parties decreased in the first half of 2000. For the balance of the year, these satellite service fees should remain at levels consistent with the second quarter of 2000.

     In April 2000, we entered into a three-month agreement to lease two satellite transponder channels as well as other uplinking and earth station services to a third party. This agreement commenced on July 15, 2000 and terminated on October 15, 2000.

EXPENSES. Satellite services expenses decreased $0.6 million, or 15%, from $4.0 million for the nine months ended September 30, 1999 to $3.4 million for three months ended September 30, 2000. This decrease is primarily due to cost savings realized as a result of the related party ceasing all programming operations as of March 31, 2000 as discussed herein. As a percentage of satellite services revenues, satellite services expenses increased from 61% for the nine months ended September 30, 1999 to 72% for the nine months ended September 30, 2000. Due to fixed nature of most of our satellite services expenses, our satellite services expenses as a percentage of satellite services revenues will generally increase as our satellite services revenues decrease.

OPERATING INCOME. Operating income from satellite services decreased $1.2 million, or 49%, from $2.5 million for the nine months ended September 30, 1999 to $1.3 million for the nine months ended September 30, 2000 as a result of the factors stated above.

SEGMENT EBITDA. Segment EBITDA from satellite services decreased $1.4 million, or 25%, from $5.6 million for the nine months ended September 30, 1999 to $4.2 million for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have incurred net losses, primarily as a result of expenses associated with developing and launching our programming networks and financing costs. For the nine months ended September 30, 1999 and 2000, we incurred net losses of $(7.9) million and $(7.6) million, respectively. Net cash provided by (used in) operating activities for the nine months ended September 30, 1999 and 2000 was $(0.8) million and $3.5 million, respectively.

     The implementation of our growth strategies depends on a number of factors, including the availability of cash generated from operations and available cash balances, and may require additional equity and/or debt financings, particularly to make significant acquisitions. Our indenture currently permits secured borrowings of up to $20.0 million. Currently, we do not have a credit facility in place which would make available such borrowings. We had cash and cash equivalents and available for sale securities of $14.9 million as of September 30, 2000. We believe that our cash balances, available for sale securities and operating cash flow, including the cash flows of and dividends and distributions from our subsidiaries, will fund our cash flow requirements through 2001.

     In October 2000, we withdrew our registration for an initial public offering due to unfavorable market conditions. At such time market conditions improve, we will reconsider an initial public offering of our Class A Common Stock. We are considering a number of financing alternatives to provide us with additional liquidity to implement our growth strategies. However, current equity market conditions for media companies are unfavorable and it is unlikely we would raise additional equity capital until market conditions improve. There can be no assurance we will be successful in these efforts or that cash financings will be available on terms we view as acceptable.

     We will continue to depend significantly upon the earnings and cash flows of, and dividends and distributions from, our subsidiaries to pay our expenses, meet our obligations and pay interest and principal on our Senior Notes and our other indebtedness as it may exist from time-to-time. While the terms of our joint ventures (including the PIN Venture) generally require the mutual consent of ourselves and our joint venture partners to distribute or advance funds to ourselves, there are no significant contractual restrictions on distributions from our subsidiaries.

INVESTING ACTIVITIES

     For the nine months ended September 30, 1999 and 2000, net cash used in investing activities was $(27.3) million and $(4.5) million, respectively. Our investing activities for the nine months ended September 30, 2000 consisted primarily of the following:

     -    $3.8 million proceeds from the sale of available for sale securities;

     - $(5.3) million in cable programming distribution agreement payments for GAC;

     - $(0.8) million to purchase certain radio programs and other intangible assets; and

     -    $(2.2) million for the purchase of property and equipment.

     Total capital expenditures for the balance of 2000 are estimated to be approximately $0.8 million, which will be used primarily to upgrade certain cable television and radio related earth station equipment and to purchase computer hardware and software for the Internet segment. Total cable programming distribution agreement payments for GAC for the balance of 2000 are estimated to be approximately $1.8 million.

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

     Net cash used in financing activities for the nine months ended September 30, 2000 was $(0.5) million. Net cash used in financing activities consisted of costs related to an attempted initial public offering of our Class A Common Stock. Such costs included financial printing, legal counsel, independent public accountants, regulatory and stock exchange registration fees, and other various costs associated with the offering. As a result of our withdraw of this proposed equity offering, we have expensed all deferred offering costs relating to this equity offering. All of such costs were expensed in the third quarter of 2000.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial market prices. We are exposed to market risk through interest rates. This exposure is directly related to our normal funding and investing activities.

     As of September 30, 2000, none of our current liabilities was subject to changes in interest rates.

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


     JONES INTERNATIONAL NETWORKS, LTD.

     By: /s/ Jeffery C. Wayne
        -------------------------------
        Jeffery C. Wayne
        President

     Dated: November 10, 2000



     By: /s/ Jay B. Lewis
        -------------------------------
        Jay B. Lewis
        Group Vice President/Finance
        (Principal Financial Officer)

     Dated: November 10, 2000