Form 10-K
period 2000-12-31
JONES MEDIA NETWORKS LTD
filed 2001-03-23
CIK 1067465

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2000
Commission file number: 333-62077

                   JONES MEDIA NETWORKS, LTD. (FORMERLY KNOWN
                     AS JONES INTERNATIONAL NETWORKS, LTD.)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       COLORADO                                             84-1470911
       --------                                             ----------
(State of Organization)                                   (IRS Employer
                                                       Identification No.)

9697 E. MINERAL AVENUE, ENGLEWOOD, COLORADO 80112           (303) 792-3111
-------------------------------------------------           --------------
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

          Yes /X/                                       No / /


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____


*This Annual Report on Form 10-K is being filed pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended.

                           JONES MEDIA NETWORKS, LTD.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                TABLE OF CONTENTS

                                                                                PAGE NO.
                                                                                --------
                                     PART I
ITEM 1. BUSINESS                                                                    1
     Overview                                                                       1
     Background                                                                     2
     Principal Businesses                                                           2
          Network Radio                                                             2
          Cable Television Programming                                              7
          Internet Advertising Sales Services                                      10
          Satellite Services                                                       10
     Employees                                                                     11
     Competition                                                                   11
     Government Regulation                                                         12
     Risk Factors                                                                  13

ITEM 2. PROPERTIES                                                                 14

ITEM 3. LEGAL PROCEEDINGS                                                          14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        14


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND                                  15
        RELATED STOCKHOLDER MATTERS

ITEM 6. SELECTED FINANCIAL DATA                                                    15

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              18

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                40

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                41

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE                                        74

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                        74

ITEM 11. EXECUTIVE COMPENSATION                                                    78

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,
         DIRECTORS AND MANAGEMENT                                                  84

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                            88

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K           91


     Certain information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that Jones Media Networks, Ltd. expects, believes or anticipates will or may occur in the future, including such matters as changes in the industries in which we operate, our acquisition and marketing strategies, capital expenditures, our operating strategies, the effects of competition, our expansion plans and other such matters, are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

                                     PART I

                                ITEM 1. BUSINESS


OVERVIEW

     Our company is comprised of a leading network radio business and two cable television networks. We syndicate radio programming and services to more than 5,350 radio stations throughout the United States and reach approximately 152 million listeners each week through our network radio business. Our cable programming is distributed to approximately 2,600 cable television systems throughout the United States and currently is available to over 47 million cable households on a full- or part-time basis. In 2000, we began to offer Internet advertising sales services. We also provide satellite services to facilitate the distribution of our programming and that of other companies.

     Our business includes the following:

     -    NETWORK RADIO

          Our network radio business encompasses the programming and services we provide to radio stations as well as services we provide to third party producers. We syndicate to local radio stations approximately 1,800 hours of original radio programming weekly. This programming is comprised of ten 24-hour formats and 21 syndicated programs. The syndicated programs range in length from less than five minutes per day to as much as five hours per day. Our radio programming covers a wide variety of genres, such as country, adult contemporary, talk and classic rock. It features well-known syndicated programs such as Delilah, Lia, Dallas Live From Nashville and The Crook & Chase Country Countdown.

     -    CABLE TELEVISION NETWORKS

          Our cable television networks consist of Great American Country (GAC), a 24-hour country music video network, and Product Information Network
     (PIN), which airs long-form paid programming produced by advertisers and infomercial providers. At December 31, 2000, GAC reached approximately 12.8 million subscribers (based on subscriber counts provided by cable operators). According to the December 2000 Sample Reports issued by Nielsen Media Research, GAC reached approximately 15 million subscriber households. PIN reaches approximately 35 million households on a full- or part- time basis. We own all of GAC, and we own 55.3% of PIN through a joint venture with Cox Communications, Inc.

     -    INTERNET ADVERTISING SALES SERVICES

          In 2000, we began offering Internet advertising sales services, with initial focus on streaming media advertising. Streaming media, commonly called web casting, is programming transmitted over the Internet, instead of traditional radio and television airwaves. Currently we represent approximately 13 streaming media clients, most of which provide streaming audio services on the Internet.

     -    SATELLITE SERVICES

          We provide satellite delivery and earth station support services for GAC, PIN and cable channels operated by other companies. We own two satellite transponders and an uplink facility. Ownership of these assets allows us to control the distribution of our radio and cable programming. It also provides us with a cost-effective platform for launching new radio and cable networks. We generate additional revenues from leasing excess satellite capacity and providing related support services to other cable programmers.

BACKGROUND

     We are a Colorado corporation incorporated in 1998 and are the successor to certain affiliated entities that previously conducted our businesses. In an effort to better reflect our core business focus, we changed our name from Jones International Networks, Ltd. to Jones Media Networks, Ltd., in December 2000.

     We are a holding company. Our operations are conducted through a number of subsidiaries, including Jones Radio Network, Jones Broadcast Programming (f/k/a Broadcast Programming) and Jones MediaAmerica (f/k/a MediaAmerica) (all network radio), Great American Country and Product Information Network Venture (cable television programming), and Jones Earth Segment and Jones Space Holdings (satellite services). Our principal shareholder is Jones International, Ltd., which owns a number of subsidiaries with which we have business dealings. Until April 1999, Jones International owned a controlling interest in Jones Intercable, a large multi-system cable television operator.

     Our corporate offices are located at 9697 East Mineral Avenue, Englewood, Colorado 80112. Our telephone number is (303) 792-3111.


PRINCIPAL BUSINESSES

NETWORK RADIO

     We are the leading independent (non-broadcaster owned) provider of high-quality radio programming to radio stations nationwide. We distribute radio programming and services to radio stations in exchange for advertising time (commercial inventory) that we sell to national advertisers. This is known in the media industry as "barter syndication." This allows us to provide radio stations with a cost efficient alternative to the talent, time and production expense required to develop in-house programming. We offer radio stations a wide selection of 24-hour satellite delivered formats, syndicated programming and services, including programming consulting. Our high-quality, personality-driven programming expands our affiliated stations' programming selections and enables them to more effectively compete in their markets.

     Our network radio operations feature over 100 on-air personalities, the majority of whom have extensive top 25 market experience. We control the production of our programming, which allows us to tailor our programs to respond to current and changing listening preferences. Our high quality, distinctive content is designed to enable radio stations to improve the quality of their programming and to differentiate their on-air presentations from other stations in their local markets. In many instances, this allows our affiliated stations to realize higher ratings and advertising revenues with lower out-of-pocket expenses.

     To supplement our in-house programming capabilities, we have agreements with third party programmers to license and distribute their distinctive, high-quality content. An example of such third party content is "Music Of Your Life," a 24-hour network targeted to a mature audience, hosted by Gary Owens, Wink Martindale and other well-known personalities. Agreements with third party programmers usually provide that the programmer creates and develops the radio program at its cost. Our role is to:

     -    market the program to radio stations;
     -    manage the relationship with radio station affiliates;
     -    sell national advertising; and
     -    provide technical support and other ancillary services.

     In return for providing the station with programming content, we receive commercial inventory, which we then sell to national advertisers. The amount of commercial inventory we receive is based on several factors, including the type and length of the programming and the size of the radio station affiliate. In some instances, we may also receive a monthly license fee in addition to or in lieu of the commercial inventory.

     We believe we are the largest independent network radio sales organization in the country. Through this organization, we are able to aggregate audiences based on the radio stations receiving our programming, creating a sufficiently large audience of listeners to attract national advertisers. The commercial inventory is then sold to advertisers, who seek to reach their target audiences in a cost-efficient and effective manner.

     In addition, we provide advertising sales services to third party producers, who pay us a commission for the sale of the commercial inventory and related services, such as inventory management, commercial scheduling, billing, collections and proof-of-performance collection. By consolidating the commercial inventory of our owned programming with the commercial inventory of third parties, we have the ability to create advertising packages reaching a national audience. This enables us to attract major network radio advertisers while providing a valuable service to third party producers.

     Our 16 radio advertising account executives and sales managers are located in six major advertising markets in the United States (New York, Los Angeles, Chicago, Dallas, Detroit and Nashville). These account executives market the commercial inventory of our owned programs and our third party producers via personal selling to national advertisers and their advertising agencies. The sales team has an average of 18 years experience in the advertising and sales management arena. Additionally, we are continuing to develop numerous cross-selling opportunities and other synergies that arise from the complementary nature of our services and customer base of national advertisers.

     We have developed a state of the art, proprietary software system that handles the sales proposal, commercial inventory management and order processing for our advertising sales. In addition, our research department continuously analyzes a variety of data to provide our salespeople with accurate estimates of listening audiences, creative means to demonstrate the particular advantages of the programs we sell, and network radio's advantages versus other media forms. We utilize audience listening data from Arbitron, an independent rating service, to develop our audience and demographic reports for all of our programs.

     We market our radio programming directly to radio stations through our 32-person affiliate sales group. Our affiliate sales group uses industry market research and databases to identify prospective radio station affiliates. Using this data, our salespeople develop relationships with radio station affiliates in order to serve discrete station programming needs. In addition, our marketing team assists in the sales effort with marketing campaigns, direct mail, trade advertising and sales materials. Our presence at industry conventions and trade shows also allows us to increase awareness of our radio programming and secure new radio station affiliates.

     We have affiliate agreements with approximately 3,200 radio stations throughout the United States. Our programming is generally sold on an exclusive basis to stations in their city of license. However, we are able to place different programs within the same market.

     Our network radio programs and services consist of

     -    24-hour formats,
     -    long-form syndicated programs,
     -    short-form syndicated programs,

     -    programming and consulting services and
     -    advertising sales and other services.

     24-HOUR FORMATS. We deliver ten 24-hour music programs that cover many of the major music formats used by radio stations nationwide. We have radio station affiliates in all 50 states and in the 50 largest markets. Our network is designed to provide complete content for our affiliated radio stations, replacing their in-house on-air talent and significantly reducing their production costs. Our "round- the-clock" satellite-delivered programming is aired live and hosted by professional radio announcers. Examples of this type of programming include the country, adult contemporary, adult standards, classic rock and oldies formats. In order to present a localized image, our on-air talent records unique liners and positioning statements for each affiliate, which are delivered via satellite for insertion at the local station. In addition, our programming provides stations with breaks to insert locally sold commercials, news, weather or traffic.

     As compensation for providing 24-hour programming content and services, we receive one or two minutes per hour of commercial inventory airtime. In situations in which we receive two minutes per hour of inventory, we may also receive a monthly license fee from stations providing a lower level of audience, as measured by average quarter hour audience ("AQH"). The typical term of these license agreements is one to three years. Historically, contract renewals average between 80% and 85%.

     During 2001, we anticipate launching several new 24-hour formats that will target the urban/African American market. These are being developed in conjunction with Henry/Kelly Programming Service, Inc. The first of these was launched in February 2001.

     LONG-FORM SYNDICATED PROGRAMMING. Long-form syndicated programming is designed to fill, on a daily or weekly basis, a one- to six-hour time period, such as

     -    6 am to 10 am,
     -    10 am to noon,
     -    4 pm to 5 pm,
     -    7 pm to midnight and
     -    midnight to 6 am.

     These programs include shows hosted by nationally known personalities, interview shows featuring popular music talent and music countdown shows. We will continue to develop and acquire new syndicated programming in order to increase our talent pool and audience size and to respond to the needs of our affiliate stations. In July 1998, we launched "Dallas Live From Nashville," a long-form country show produced in Nashville and distributed to over 100 radio stations via satellite. In June 2000, we launched the "Weissbach the Quest," and in February 2001, we launched "Body & Soul." We have also added two high-growth syndicated shows, "Delilah" and

"Lia," through our acquisition of Broadcast Programming in August 1999. We also have web sites for certain of these programs, such as

     -    radiodelilah.com,
     -    radiolia.com and
     -    dallaslivefromnashville.com.

     We target and distribute our long-form programming to larger market radio stations. These shows, because they are personality-driven, tend to garner high ratings in the markets where they are carried. In return for providing this programming, we receive up to six minutes per hour of commercial inventory from our radio station affiliates for each hour of programming. The typical affiliate agreement for long-form programming is one year.

     Our long form radio programming includes

     -    Delilah,
     -    Lia,
     -    Your Weekend with Jim Brickman,
     -    Dallas Live From Nashville,
     -    Weissbach the Quest,
     -    The McLaughlin Radio Hour,
     -    Body & Soul and
     -    The Crook & Chase Country CountDown.

     SHORT-FORM SYNDICATED PROGRAMMING. Our short-form programs, which are generally less than five minutes in duration, consist largely of 60 to 90 second entertainment news reports that can be interactive with the programming of affiliated radio stations. The typical affiliate agreement for short-form programming is approximately one year. We receive one to two minutes of commercial inventory in return for such programming.

     Our short-form radio programming includes

     -    FightBack! With David Horowitz,
     -    Oldies Calendar With CharlieTuna and
     -    Moneyhunt.

     SERVICES. We also provide radio stations services such as news, information on current events and comedy services designed to assist on-air talent in preparation for these shows. Examples include

     -    American Comedy Network,
     -    Associated Press News and
     -    Launch Radio.

     CONSULTING. We also provide music programming and consulting services to radio stations, including

     -    full-service programming consulting,
     -    music libraries and new music updates,
     -    song-by-song music scheduling,
     -    announcer voice-tracks for automated stations,
     -    automation system integration and support and
     -    advice, information and training.

     ADVERTISING SALES AND OTHER SERVICES. We also provide advertising sales, affiliate sales and other services to third party producers and others, including

     -    Cox Radio,
     -    Motor Racing Network (NASCAR),
     -    CNN Radio Noticias,
     -    VNU's Broadcast Data Systems and
     -    Sirius Satellite Radio.

CABLE TELEVISION PROGRAMMING

     We provide cable television programming through two networks:

     -    Great American Country; and
     -    Product Information Network.

     GREAT AMERICAN COUNTRY. GAC is a 24-hour country music video network which was launched on December 31, 1995. GAC features a mix of current top country hits and past country hits that capitalize on the popularity of country music. GAC is programmed to appeal to the largest, most affluent market segment of the country music audience-the 25 to 54 age group. GAC acquires its music videos at no cost from record companies, which use this method to promote their performing artists. GAC also produces and airs long form shows, including "Fast Forward," "The Top 15 Country Countdown," "Behind the Scenes" and "Country Request Live." In addition, GAC also has a companion web site, COUNTRYSTARS.COM. We believe that the programming quality of GAC has significantly benefited from our experience in the country music radio programming business.

     GAC derives its revenues from license fees and national advertising. The typical length of GAC's affiliate agreements is ten years. The monthly license fee rate card for GAC during 2000 was $.06 per subscriber. GAC's affiliate agreements typically provide for annual escalators of $.005 per month per subscriber. As an incentive to attract new affiliates, such license fees are waived for a period of time after initial launch and are also subject to volume discounts. Both the waiver periods and volume discounts for license fees are based on the number of subscribers receiving GAC, the subscriber commitment made by the multiple system operator ("MSO"), or the total potential subscriber base of the MSO. As an additional incentive for MSOs to provide GAC with subscriber distribution, GAC also offers MSOs an attractive, one-time cable programming distribution payment, which is typically based on the number of subscribers receiving the GAC service. This license fee and cable programming distribution payment strategy has allowed us to supplant our competitors' programming with GAC in top country markets, including Dallas, Atlanta, Reno, Sacramento, Cincinnati, Detroit, Knoxville, Milwaukee, Salt Lake City, Tallahassee, Corpus Christi and Charleston.

     GAC currently generates over $600,000 per month in advertising revenue. GAC's advertising sales are impacted by a variety of factors, including the level of distribution, ratings, prevailing advertising market rates, sellout rates and number of advertising minutes available for national advertising. In January 2000, GAC became a Nielsen rated network, enabling the network to attract significantly more national advertisers. Nielsen ratings allow GAC to better identify its viewership at specific time periods of the day, which in turn enhances our ability to sell national spot advertising. We believe that as GAC continues to increase its subscriber level, we will be able to target an even broader group of advertisers and derive higher advertising revenues based on traditional spot advertising, and continue to lessen our reliance on direct response advertising.

     At December 31, 2000, GAC reached approximately 12.8 million subscribers (based on subscriber counts provided by cable operators). According to the December 2000 Sample Reports issued by Nielsen Media Research, GAC reached approximately 15 million subscriber households. GAC's subscriber distribution is provided under affiliate agreements that allow GAC to seek carriage on the cable systems of the MSOs covered under such agreements. GAC has affiliate agreements with five of the ten largest MSOs, including

     -    Adelphia Communications Corporation,
     -    AT&T Broadband,
     -    Comcast Corporation,
     -    Cox Communications, Inc. and
     -    AOL Time Warner Inc.

     GAC also has an affiliate agreement with the National Cable Television Cooperative, Inc., a cable programming cooperative.

     In November 2000, as part of our efforts to increase GAC subscriber distribution, GAC entered into a digital satellite distribution agreement with AT&T's Headend in the Sky, Inc. ("HITS"), which enabled GAC to begin broadcasting its programming on the

HITS digital platform to cable television systems who elect to carry GAC on their digital programming tiers.

     PRODUCT INFORMATION NETWORK. PIN is a satellite-delivered long-form advertising service owned by the PIN Venture, a joint venture with Cox Communications, Inc. PIN was launched in February 1995 and is distributed on its own dedicated channel 24-hours a day, seven days per week. We are the manager of the PIN Venture and are responsible for its day-to-day operations.

     PIN generates its revenues through the sale of long-form paid advertising known as infomercials. An infomercial is an advertisement paid for by the advertiser based on the time of day when the infomercial is aired. Infomercials are usually one-half hour in length and are often produced in an entertainment format. PIN's programming is produced and provided by its advertisers at no cost to PIN. The majority of current programming consists of traditional infomercials from infomercial producers, such as

     -    Guthy Renker Corporation,
     -    Ronco, Inc.,
     -    Time-Life,
     -    Thane International, Inc. and
     -    ATI, Inc.

     PIN compensates cable system operators for carriage through a rebate program. Such payments, which are generally in the form of annual rebates per subscriber, averaged approximately 76% of PIN's net advertising revenues in 2000. For 2000, we paid full-time affiliates an average of $1.44 per full-time revenue equivalent subscriber ("FTREs").

     PIN is distributed to subscribers through 527 cable systems and broadcast affiliates and is carried on a portion of the cable systems of eight of the ten largest MSOs, including

     -    Adelphia Communications Corporation,
     -    AT&T Broadband,
     -    Cablevision Systems Corporation,
     -    Charter Communications Inc.,
     -    Comcast Corporation,
     -    Cox Communications Inc.,
     -    Cable One, Inc. and
     -    AOL Time Warner Inc.

     PIN's standard affiliation agreement generally requires a one-year commitment of carriage. However, the agreements with Comcast Corporation, Cox Communications Inc. and Adelphia Communications Corp. are long-term agreements, each with more than five years remaining. As of December 31, 2000, PIN was distributed on a full- or part-time basis to cable television systems and broadcast television stations representing approximately 35 million households.

INTERNET ADVERTISING SALES SERVICES

     In 2000, we began offering Internet advertising sales services, with initial focus on streaming media advertising. Streaming media, commonly called web casting, is programming transmitted over the Internet, instead of traditional radio and television airwaves. Currently we represent approximately 13 streaming media clients, most of which provide streaming audio services on the Internet.

SATELLITE SERVICES

     We support our distribution of programming with satellite services. We transmit our radio and cable television programming directly to radio stations, cable system operators and other video distributors via satellite transponders that we either own or lease. We provide playback services, trafficking and ground-to-satellite transmission of our programming services from our uplink facility in Englewood, Colorado. Through digital compression of one of our transponders, we have created additional channel capacity to use either for our own programming or to lease to other parties.

     We own two satellite transponders on strategically positioned GE Americom satellites, Satcom C-3 and Satcom C-4. Through these transponders, we deliver a variety of popular cable television programming. We use digital technology in providing uplink, playback and trafficking services. On Satcom C-3, GAC, PIN and one related party currently lease three of seven available channels. The lease term of the related party agreement is for approximately the remaining life of the satellite. We have also historically entered into relatively short-term satellite capacity and earth station services agreements with third parties, with the most recent being with NBC for broadcast of the 2000 Summer Olympic Games. At minimal incremental cost, we could further digitally compress the transponder to add at least three additional channels if demand warranted. In December 2000, we negotiated with an affiliated company a one-time payoff amount for early termination of certain of its earth station services and satellite transponder services commitments.

     We have leased the C-4 transponder to an unrelated party. This lease terminates on December 31, 2002, with an option, exercisable by the lessee, to extend through October 16, 2004. The lease provides for monthly payments averaging $160,000. We continue to market our additional compressible capacity on our Satcom C-3 transponder and related services.

     We expect that our satellite transponders will be available to allow distribution of our television programming until early 2005, at which time we will be required to migrate our programming over to new satellite transponder space.

EMPLOYEES

     We refer to our employees as associates. As of December 31, 2000 we had 305 full-time and 66 part-time associates. In addition, we maintain relationships with independent writers, program hosts, technical personnel and producers. None of the associates is covered by a collective bargaining agreement and we believe our employee relations to be good.

COMPETITION

     NETWORK RADIO. Our network radio business competes for national advertising revenues, radio station affiliates, on-air talent and third party producers with major network radio companies, as well as with a number of smaller independent producers and distributors. The dominant competitors in the industry are affiliated with major radio station owners, have recognized brand names and control large networks that include affiliates to which the competitors may be required to pay to broadcast the network's commercials.

     Over the last three years, several network radio companies have merged and many independent program providers have been acquired by these companies. These companies have large amounts of commercial inventory to sell, possess significant resources and have access to commercial time on their owned and operated stations.

     Our largest competitors include

     -    ABC Radio Networks,
     -    Clear Channel-owned Premiere Radio Networks and
     -    Westwood One/CBS Radio Networks.

     We also compete for advertising dollars with other media such as broadcast and cable television, print, outdoor and Internet. The primary factors in competing for network radio advertising dollars are high quality programs with a national audience and experienced advertising sales personnel who have strong relationships with advertising agencies and national advertisers.

     A recent technological innovation, satellite radio, permits licensees to broadcast digital quality radio programming nationwide via satellite. In February 1997, the FCC auctioned two satellite radio licenses. These licenses were awarded to Sirius Satellite Radio (formerly CD Radio) and XM Satellite Radio. Additionally, recent technological advancements have improved the quality and availability of Internet radio, which includes the technology of wireless Internet radio for automobiles. We cannot predict what effect digital satellite radio or Internet radio will have on the radio industry or on us.

     CABLE TELEVISION NETWORKS. Our cable television networks compete for distribution, viewers and advertising revenues with hundreds of cable and broadcast television networks supplying a variety of entertainment and infomercial programming. GAC's principal direct competitor is Country Music Television, an advertiser-supported basic cable network owned by Viacom, Inc. that delivers country music videos on a 24-hour basis. GAC also competes against other similar music video networks, including MTV and VH1, which are also owned by Viacom, Inc. PIN competes directly with at least two other infomercial networks, Access Television Network and GRTV, both of which have significant distribution capabilities. PIN also competes with numerous other cable television networks that air infomercial and/or home shopping programming, many of which have a substantial number of subscribers.

     With advances in technology, we expect to encounter additional competition for viewers as technological advances, such as the deployment of fiber optic cable, digital compression technology and the multiplexing of cable services are examples of new technologies that allow cable systems to expand their channel capacity and enhance their ability to add networks.

     INTERNET ADVERTISING SALES SERVICES. This is a new business and we believe that only one significant competitor exists, Cybereps, an Interep company.

     SATELLITE SERVICES. We compete in the delivery of domestic satellite services with satellite owners and resellers, satellite service providers, microwave carriers and full-service teleports. Our principal competitors have substantially greater resources, including Vyvx Teleport, AT&T National Digital Television Center, GE Americom and Panamsat Corp. We believe that transmission quality, reliability, price and the location of uplink facilities are the key competitive factors in this market.

     OTHER FACTORS. As there are generally few legal barriers or proprietary rights to prevent entry into our markets, we could face future competition from new competitors offering services similar to ours. Many of our competitors have greater resources and there can be no assurance that we will be able to compete successfully in the future. Also, technology changes, such as Internet and satellite delivered radio and television, could cause the entry of new competitors. With the advent of new technologies, local radio stations can pre-record their local announcers and automate their operations. This allows for cost reductions and greater operating efficiency, and provides radio stations with an alternative to network radio programming.

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

     The cable television industry is subject to extensive federal, state and local regulation. Regulation can take the form of price controls, programming carriage requirements and programming content restrictions. Such regulation could affect the availability of time on local cable television systems for sale by us, as well as the price at which such time is available. Both GAC and PIN are subject to the FCC's rules requiring closed captioning for the hearing impaired on all programming, which began in the first quarter of 2000. We expect that compliance with these rules will not have an adverse effect on our financial condition. We cannot assure you that material, adverse changes in regulations affecting us, or the cable television industry in general, will not occur in the future.

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

RISK FACTORS

     Our business involves certain risks, related to, among other factors: (i) our history of net losses, (ii) our limited cash position, (iii) our outstanding debt and the restrictions imposed by the Indenture pursuant to which the debt was issued, (iv) our dependence upon earnings and cash flow of our subsidiaries,
(v) distribution of our radio and television programming, (vi) dependence on advertising relationships and revenues, (vii) overall market conditions in all of our businesses, (viii) business expansion issues, (ix) our stock ownership structure, (x) the fact that we engage in and expect to continue to engage in certain transactions with our affiliates, (xi) intense competition from various sources which affect all aspects of our business and (xii) other information about us set forth in this Form 10-K Report and our other filings with the Securities and Exchange Commission.

                               ITEM 2. PROPERTIES

     Our principal executive offices are located in Englewood, Colorado. We sublease office space from affiliates of Jones International, as well as office space and studio space from third parties. See "Certain Relationships and Related Transactions." We lease office space in the following cities: Englewood, CO, New York, NY, Seattle, WA, Milford, CT, Nashville, TN, Chicago, IL, Dallas, TX, Detroit, MI, Washington, D.C., Los Angeles, CA and San Francisco, CA. In addition, we own 8.4 acres of land in Englewood, Colorado. We believe our office space, studio space and Earth Segment's satellite uplink facility are adequate to meet our current needs.

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


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 21, 2000, we held a Special Meeting of Shareholders. The shareholders approved a proposal that our Articles of Incorporation be amended to change our name to "Jones Media Networks, Ltd." The vote on this amendment to our Articles of Incorporation was as follows, with each share of Class A Common Stock and Series A Convertible Preferred Stock being entitled to one vote, and each share of Class B Common Stock being entitled to ten votes:

CLASS OF SHARES VOTING                   APPROVING      DISAPPROVING   ABSTAINING
---------------------                   ---------      ------------   ----------
Class A Common Stock                    4,894,210           0              0
Series A Convertible Preferred          1,918,000           0              0
Class B Common Stock                   21,314,000           0              0


                                     PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Not applicable.

               ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The following tables summarize certain financial and operating data for our business. This information should be read along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes to those statements included elsewhere in this document. The historical statements of operations and balance sheet data as of and for each of the years in the five-year period ended December 31, 2000 have been derived from our consolidated financial data, which has been audited by Arthur Andersen LLP, independent auditors.

                                                                                    Year Ended December 31,
                                                       ---------------------------------------------------------------------------
                                                          1996            1997            1998            1999             2000
                                                       -----------     -----------     -----------     -----------     -----------
                                                            (in thousands except share, per share, weekly radio listener gross impressions and unique station affiliates data)
STATEMENT OF OPERATIONS:
Revenues ............................................  $    16,654     $    29,112     $    38,212     $    64,366     $    85,841
Operating expenses:
     Operating ......................................        8,914          17,049          27,181          43,165          54,403
     Selling and marketing ..........................        1,807           3,491           5,412           6,438          10,231
     General and administrative - Corporate .........          581           1,151           1,116           1,943           2,503
     Depreciation and amortization ..................        4,476           5,168           6,266          10,775          14,346
                                                       -----------     -----------     -----------     -----------     -----------
            Total operating expenses ................       15,778          26,859          39,975          62,321          81,483
                                                       -----------     -----------     -----------     -----------     -----------
OPERATING INCOME (LOSS) .............................          876           2,253          (1,763)          2,045           4,358
                                                       -----------     -----------     -----------     -----------     -----------
Interest expense, net ...............................        4,428           5,569           8,195          11,729          11,491
Other expense .......................................         (841)            616           1,228             (32)            583
Income tax provision (benefit) ......................         (387)         (1,342)             49            (470)            124
Minority interest ...................................           (9)            903             215             881           1,075
                                                       -----------     -----------     -----------     -----------     -----------
NET LOSS ............................................  $    (2,315)    $    (3,493)    $   (11,450)    $   (10,063)    $    (8,915)
                                                       ===========     ===========     ===========     ===========     ===========
Net loss per common share:
      Basic .........................................  $     (0.45)    $     (0.64)    $     (1.71)    $     (1.32)    $     (1.16)
      Fully diluted .................................  $     (0.45)    $     (0.64)    $     (1.71)    $     (1.32)    $     (1.17)
Weighted average shares outstanding:
      Basic .........................................    5,129,466       5,500,560       6,715,805       7,617,926       7,665,843
      Fully diluted .................................    5,129,466       5,500,560       6,702,010       7,601,868       7,613,955
OTHER DATA:
      EBITDA (a) ....................................  $     5,352     $     6,599     $     4,290     $    11,960     $    17,643
      Capital expenditures ..........................        2,969           1,367           2,258             850           3,455
      Cable programming distribution payments (b) ...           --              --           3,064           6,354           3,282
      Net cash provided by (used in):
        Operating activities ........................        4,776           7,589          (7,065)          2,398           7,793
        Investing activities ........................       (3,971)         (1,156)        (35,020)        (32,633)         (4,337)
        Financing activities ........................         (807)         (2,720)         59,023          22,851          (1,826)
AUDIENCE DATA (at end of period):
      Weekly radio listener gross impressions
        (in millions)(c) ............................          461             494           1,505           1,294           1,443
      Unique radio station affiliates (d) ...........        1,273           1,484           4,627           4,928           5,350
      Great American Country subscribers (e) ........        1,049           1,550           7,131          11,971          12,799
      Great American Country households
        according to Nielsen (f) ....................          N/A             N/A             N/A             N/A          15,027
      Product Information Network subscribers(e) ....        8,111          11,497          20,634          30,094          34,968
      Product Information Network FTRE's (g) ........        4,803           7,036          10,026          13,054          14,649
BALANCE SHEET DATA (at end of period):
      Cash, cash equivalents and available for
        sale securities (h) .........................  $         4     $     3,717     $    13,423     $    20,159     $    18,612
      Working capital (deficiency) ..................       (6,615)         (9,331)         16,047          13,246          12,305
      Total assets ..................................       38,298          41,358         110,894         128,462         121,540
      Total long-term debt (i) ......................       53,277          45,312         100,000         100,000         100,000
      Shareholders' equity (deficit) ................      (23,269)        (18,206)        (11,333)          2,702          (5,324)

-------------------

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

(b) Cable programming distribution payments made by GAC to multiple system cable television operators for carrying GAC programming. These payments are capitalized as intangible assets on the statements of financial position and are amortized over the period during which a portion of such payments is refundable (usually 5 to 10 years).

(c) Weekly radio listener gross impressions represents the total number of times consumers are exposed to our radio commercials on average during a week. This measurement is calculated by multiplying the average quarter hour audience (AQH) for each of our network radio programs or services times the number of 30-second equivalent commercial units we have available to sell each week in each respective product, and summing such results to arrive at a total weekly listener impression number. Because the weekly listener gross impression calculation does not differentiate between a one-time listener or a repeat listener who hears our broadcasted commercials, the measurement includes multiple commercial impressions recorded for the same listener. AQH represents the average number of people aged 12 + estimated to have listened, for a minimum of five minutes during any quarter hour, to a radio station broadcasting our advertising during the time which we estimate our commercials are broadcast. These AQH estimates are derived from data provided by Act I Systems (a third party processor) that is based on Arbitron copyrighted and proprietary audience estimates, and are not estimates produced by Arbitron. Weekly radio listener gross impressions reflect the effect of the asset acquisitions of the assets of MediaAmerica in July 1998 and Broadcast Programming in August 1999 for these respective years.

(d) Represents the number of non-duplicated radio station affiliates broadcasting our commercial inventory in exchange for our network radio products or services at the end of the periods indicated. Unique radio station affiliates reflect the effect of the asset acquisitions of MediaAmerica in July 1998 and Broadcast Programming in August 1999.

(e) Represents the total number of subscribers at the end of the periods indicated based on subscriber counts provided by distributors of the networks, including cable, other broadcast and multi-channel programming providers.

(f) Represents the total number of Great American Country households at the end of the periods indicated according to sample reports issued by Nielsen Media Research. As Great American Country did not become a Nielsen-rated network until January 2000, Nielsen household measurement data is not available for prior periods.

(g) FTREs represent the number of full-time revenue equivalent subscribers receiving PIN at the end of the periods indicated. FTRE weights part-time subscribers based on the number of hours carried, the daypart carried based on standard eastern time and the revenue associated therewith. Beginning in 1998, we have restated FTREs to reflect daypart carried based on Eastern Standard Time instead of local time.

     FTREs based on Eastern Standard Time more accurately reflect subscriber information to our advertisers. FTREs information based on Eastern Standard Time is not available for 1996 and 1997. Accordingly, FTREs reported for 1996 and 1997 are based on local time. We do not believe the difference in FTREs reported based on Eastern Standard time and FTREs based on local time is significant.

(h)  Excludes restricted cash of $10 million at December 31, 1998.

(i) Includes current and non-current maturities of long-term debt and capital lease obligations.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS DOCUMENT. THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN ANY FORWARD-LOOKING STATEMENT.

OVERVIEW

     We own and operate a network radio business and two cable television networks. We create, develop, acquire, produce and license programming that we distribute to radio stations, cable television system operators and other video distributors. Through our radio and cable television networks, we aggregate and target a nationwide audience, thereby providing national advertisers with an efficient and effective means to reach their desired demographic groups. We also provide satellite services to facilitate the distribution of our programming and that of other companies. In 2000, we began to offer Internet advertising sales services.

     The presentation of reportable segments has been changed from that presented in the prior periods to combine the results of operations from Internet websites related to our radio programming with the network radio segment and the results of operations from Internet websites related to one of our cable television networks with the cable television programming segment. Because of the complementary nature of the Company's Internet websites to their respective radio program and cable television network counterparts, we have decided to include the results of operations of these companion websites in our respective network radio and cable television programming operations. In addition, we have combined the presentation of our radio programming content and radio advertising sales services segments into the network radio segment. Management believes that this presentation provides a more meaningful analysis of our business segments.

     The comparison of our results of operations from period to period is affected by the purchase of the assets of MediaAmerica on July 10, 1998 and the purchase of the assets of Broadcast Programming on August 2, 1999.

NETWORK RADIO

     Our network radio revenues consist primarily of advertising revenues, fees for programming and services we provide to radio stations and to third party producers, e-commerce and other revenues generated by companion websites of certain radio programs. We provide radio programming and services to radio stations in exchange for commercial inventory that we resell to national advertisers who advertise their products or services on our radio networks. We recognize revenues upon airing of the advertisements. In addition, we generate revenues by charging fees to third parties for certain advertising sales and affiliates sales services, which are based on a percentage of related advertising revenue. By combining our commercial inventory with that of our third party producers, we can create customized advertising networks that allow advertisers to reach their target markets.

     Network radio expenses consist of program licensing, program development and production costs, costs associated with selling of advertising time, distribution and delivery costs and other costs, including the costs of researching, designing, producing and licensing programs and maintaining related websites for our radio network. Radio distribution and delivery costs include satellite transponder expenses, uplinking charges and associated costs.

CABLE TELEVISION PROGRAMMING

     We provide cable television programming to cable television system operators and other video distributors, sell advertising time on our two cable networks and receive license fees for our country music television network. We recognize advertising revenues upon airing of the advertisements. Any amounts received from customers for advertisements that have not been aired during the period are recorded as unearned revenues until such time as the advertisements are aired.

     GREAT AMERICAN COUNTY. GAC's revenues consist of advertising revenues, subscriber license fees paid by cable operators who receive the network, and to a much lesser extent, e-commerce revenues, advertising and other revenues generated by its companion website. GAC generates advertising revenues by selling airtime to advertisers. GAC's advertising revenues consist of both direct response and national spot advertising. Direct response advertising is airtime sold to agencies or national advertisers who have developed commercials designed to motivate viewers to call an 800 phone number to purchase their product or service. Payment for such advertising is typically guaranteed, regardless of viewer response. Direct response advertising usually earns lower rates than traditional national spot advertising.

     Traditional national spot advertising is typically sold by cable television networks that can demonstrate through ratings an ability to deliver the type and quantity of viewers that national advertisers seek to target with their advertising. Beginning in January 2000, GAC became a Nielsen-rated network, enabling the network to attract significantly more national advertisers. Advertising revenues are impacted by a variety of factors, including the level of distribution (number of subscribers), ratings, audience composition (demographics), advertising market and general economic conditions, and the amount of advertising inventory allocated for national advertising.

     License fee revenues are earned monthly based on a per subscriber rate set pursuant to the cable operator's agreement with GAC and the number of subscribers that are receiving GAC during the month. Depending on the level of distribution provided by the cable operator, license fee discounts and abatement periods may apply.

     Historically, we have typically entered into 5 to 10 year contracts with affiliates providing for carriage of GAC. In order to increase the distribution of GAC, we offer affiliates a launch incentive payment, which is generally based on the number of subscribers receiving the GAC service. These payments are capitalized and amortized over the period during which a portion of such payments is refundable.

     Because most of the programming on GAC is provided to us without cost, cable television programming expenses for GAC consist primarily of program distribution and delivery costs, such as satellite transponder expenses, uplinking charges and associated costs, original programming costs, advertising sales services and administrative costs, as well as website enhancement and maintenance costs.

     PRODUCT INFORMATION NETWORK. We launched PIN in February 1995 as a joint venture with Cox Communications, Inc. and, later, with Adelphia Communications Corp. We now own approximately 55.3% of PIN. Effective April 1, 1997, we consolidated the results of operations of PIN for financial reporting purposes. Cox and Adelphia have agreed to carry PIN for 10 years.

     PIN generates revenues through the sale of long-form paid advertising known as infomercials. An infomercial is an advertisement that is paid for by the advertiser on the basis of the time of day it is aired and the number of homes reached at that time of day. Infomercials are approximately one half-hour in length and are often produced in an entertainment format with high production quality. Long-form advertising rates are affected by numerous factors, including the level of subscriber distribution, audience composition, the life cycle of existing infomercials, the availability of new and successful infomercials, the number of infomercial suppliers, and infomercial advertising market and general economic conditions.

     PIN compensates cable system operators for carriage of PIN through a rebate program. Such payments, which are generally in the form of annual rebates per subscriber at a fixed rate per subscriber, averaged approximately 76% of PIN's net advertising revenues in 2000.

INTERNET ADVERTISING SALES SERVICES

     In 2000, we began offering Internet advertising sales services with initial focus on streaming media advertising. Streaming media, commonly called web casting, is programming transmitted over the Internet, instead of traditional radio and television airwaves. Starting in the first quarter of 2000, we incurred significant operating expenses to build a sales and technology infrastructure in order to develop our Internet advertising sales business. We hired associates to sell and market Internet advertising and to develop a network of third party web site publishers and other clients. The success of our Internet advertising sales services efforts is highly dependent upon our ability to reach a sufficient audience and to aggregate, target and accurately measure such audience in a way that is attractive to national advertisers. The technology necessary to aggregate, target and measure such audiences is still emerging and subject to rapid change. In addition, there is significant uncertainty whether this new advertising medium will become widely-accepted by advertisers. In the event we are unable to access the technology needed to aggregate, target and measure these audiences and attract sufficient advertisers to this new medium, our Internet advertising sales services business would be materially and adversely affected. There can be no assurance that we will be successful in our Internet advertising sales services efforts.

SATELLITE SERVICES

     We generate revenues by providing satellite delivery and production support services, including uplinking, trafficking and playback to related parties, third parties and for our own programming operations. We recognize satellite delivery and production support revenues upon the completion of the services or as provided by contract.

     Satellite delivery and production support expenses include uplinking charges and other associated operating costs. These costs are relatively fixed in nature, which gives us a high degree of operating leverage.

SELLING AND MARKETING EXPENSES

     Selling and marketing expenses are incurred to retain and increase the number of radio station and cable system affiliates and advertising sales clients. These expenses include salaries and commissions, travel and associated expenses related to our sales and marketing activities, in addition to costs of the design, production and distribution of marketing, advertising and promotional materials for all segments. We anticipate increases in selling and marketing expenses and associated costs as we continue to expand the distribution of our network radio programs and services, cable television programming, and increase the number of advertising sales clients. We intend to use our radio and cable television content, commercial inventory and on-air promotions to drive targeted audiences to our companion websites. We also anticipate purchases of third party advertising to promote our network radio and cable television programming.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses include personnel and associated costs for corporate management staff and support personnel including the accounting, financial reporting and corporate Internet administration and technology functions. As we continue to grow, we anticipate that our general and administrative expenses will rise gradually.

DEPRECIATION AND AMORTIZATION

     As the result of the acquisitions of the assets of Broadcast Programming and MediaAmerica, our amortization expenses related to intangible assets and goodwill have increased dramatically. In addition, we amortize our cable programming distribution agreement payments using the straight-line method over the term of our affiliate agreement.

OTHER EXPENSE

     Total other expenses consist primarily of interest expense, interest income, write off of deferred offering costs, equity share of loss (income) of subsidiaries and other miscellaneous items.

RESULTS OF OPERATIONS

     The following table sets forth the amount of, and percentage relationship to total net revenues of, certain items included in our historical consolidated statements of operations for the periods indicated and certain items included in our unaudited pro forma consolidated statements of operations for the periods indicated. This pro forma data gives effect to: (i) the Broadcast Programming acquisition and (ii) our acquisition of the assets of MediaAmerica (together the "Pro Forma Transactions"). Pro forma data also assumes that the transactions above were completed on January 1, of each respective year. We have not historically disclosed non-significant acquisitions, such as Broadcast Programming, and are not required to do so in the future. We have provided pro forma information related to the Pro Forma Transactions in order to provide the reader with more meaningful comparable results.

     The presentation of reportable segments has been changed from that presented in the prior periods to combine the results of operations from Internet websites related to our radio programming with the network radio segment and the results of operations from Internet websites related to one of our cable television networks with the cable television programming segment. Because of the complementary nature of the Company's Internet websites to their respective radio program and cable television network counterparts, we have decided to include the results of operations of these companion websites in our respective network radio and cable television programming operations. In addition, we have combined the presentation of our radio programming content and radio advertising sales services segments into the network radio segment. Management believes that this presentation provides a more meaningful analysis of our business segments.

                                                                                  Reported
                                                                           Year Ended December 31,
                                                       1998                         1999                         2000
                                            -------------------------      -----------------------      ------------------------
                                                                            (dollars in thousands)
Revenues:
Network radio ............................. $ 15,148             40%       $ 28,522            44%      $ 41,991            49%
Cable television programming ..............   16,892             44          27,345            43         34,311            40
Internet advertising sales services .......       --             --              --            --          1,532             2
Satellite services ........................    6,172             16           8,499            13          8,007             9
                                            --------           ----        --------          ----       --------          ----
          Total revenues ..................   38,212            100          64,366           100         85,841           100
                                            --------           ----        --------          ----       --------          ----
Operating Expenses:
Network radio .............................   16,173             42          27,924            44         38,390            45
Cable television programming ..............   17,419             46          27,106            42         34,596            40
Internet advertising sales services .......       --             --              --            --          1,410             2
Satellite services ........................    5,262             14           5,339             8          4,496             5
                                            --------           ----        --------          ----       --------          ----
          Segment total ...................   38,854            102          60,369            94         78,892            92
General and administrative - Corporate ....    1,121              3           1,952             3          2,591             3
                                            --------           ----        --------          ----       --------          ----
          Total operating expenses ........   39,975            105          62,321            97         81,483            95
                                            --------           ----        --------          ----       --------          ----
              Operating income (loss) ..... $ (1,763)            (5)%      $  2,045             3%      $  4,358             5%
                                            ========           ====        ========          ====       ========          ====

                                                                    Pro Forma
                                                             Year Ended December 31,
                                                       1998                         1999
                                            -------------------------      -----------------------
Revenues:
Network radio ............................. $ 27,698             55%       $ 33,300            48%
Cable television programming ..............   16,892             33          27,345            40
Satellite services ........................    6,172             12           8,499            12
                                            --------           ----        --------          ----
          Total revenues ..................   50,762            100          69,144           100
                                            --------           ----        --------          ----
Operating Expenses:
Network radio .............................   31,990             63          33,854            49
Cable television programming ..............   17,419             34          27,106            39
Satellite services ........................    5,262             10           5,339             8
                                            --------           ----        --------          ----
          Segment total ...................   54,671            107          66,299            96
General and administrative - Corporate ....    1,121              2           1,952             3
                                            --------           ----        --------          ----
          Total operating expenses ........   55,792            109          68,251            99
                                            --------           ----        --------          ----
              Operating income (loss) ..... $ (5,030)            (9)%      $    893             1%
                                            ========           ====        ========          ====

     The unaudited pro forma data reflects the Pro Forma Transactions as well as the following adjustments:

     a)   the elimination of intercompany transactions; and

     b) adjustments to general and administrative expenses of $4.2 million and $2.2 million for the years ended December 31, 1998 and 1999, respectively, for the amortization of goodwill and intangible assets related to the Broadcast Programming and MediaAmerica acquisitions.

     The following table sets forth EBITDA for the years ended December 31, 1998, 1999 and 2000. EBITDA is unaudited and represents operating income (loss) plus depreciation and amortization minus EBITDA attributable to the minority interest in the PIN Venture, a consolidated 55.3%-owned subsidiary. Management acknowledges that EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles. However, EBITDA is a measure widely used by analysts and investors in the media industry to determine a company's operating performance and ability to service and incur debt. EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity.


                                                                  Reported                           Pro Forma
                                                           Year Ended December 31,             Year Ended December 31,
                                                   1998           1999           2000           1998           1999
                                                 --------       --------       --------       --------       --------
EBITDA:
Network radio .............................      $    567       $  5,245       $ 10,277       $  2,626       $  6,710
Cable television programming ..............           177          2,332          3,417            177          2,332
Internet advertising sales services .......            --             --            146             --             --
Satellite services ........................         4,875          7,186          7,367          4,875          7,186
                                                 --------       --------       --------       --------       --------
          Segment total ...................         5,619         14,763         21,207          7,678         16,228
                                                 --------       --------       --------       --------       --------
General and administrative - Corporate ....        (1,116)        (1,943)        (2,503)        (1,116)        (1,943)
Less: EBITDA attributable to PIN
   venture's minority interest ............          (213)          (860)        (1,061)          (213)          (860)
                                                 --------       --------       --------       --------       --------
          Total EBITDA ....................      $  4,290       $ 11,960       $ 17,643       $  6,349       $ 13,425
                                                 ========       ========       ========       ========       ========

QUARTERLY OPERATING RESULTS AND OTHER DATA:

     The table below sets forth our quarterly operating data, including radio station and household data, for each quarter of 1999 and 2000. This quarterly information is unaudited but, in our opinion, reflects all normally recurring adjustments necessary for a fair presentation of the information for the periods presented when read in conjunction with the audited consolidated financial statements and notes thereto. Operating results for any quarter are not necessarily indicative of results for any future period.


                                                                             Quarter Ended
                                   --------------------------------------------------------------------------------------------
                                   March 31,   June 30,    Sept. 30,   Dec. 31,    March 31,    June 30,   Sept. 30,   Dec, 31,
                                     1999       1999         1999        1999       2000         2000        2000        2000
                                   --------    --------    --------    --------    --------    --------    --------    --------
                                                                             (unaudited)
                                   (dollars in thousands, except weekly radio listener gross impressions and unique radio station affiliate data)
Revenues:
Network radio ..................   $  4,534    $  6,188    $  8,086    $  9,714    $  9,775    $ 10,872    $ 10,634    $ 10,710
Cable television
   programming .................      5,797       6,846       6,586       8,116       8,682       8,310       7,864       9,455
Internet advertising
   sales services ..............         --          --          --          --          --           1       1,505          26
Satellite services .............      2,174       2,203       2,190       1,932       1,710       1,311       1,676       3,310
                                   --------    --------    --------    --------    --------    --------    --------    --------
   Total revenues ..............     12,505      15,237      16,862      19,762      20,167      20,494      21,679      23,501
                                   --------    --------    --------    --------    --------    --------    --------    --------
Operating expenses:
Network radio ..................      4,970       5,119       6,029       7,159       7,389       7,912       8,186       8,227
Cable television
   programming .................      5,590       6,075       6,119       7,229       7,646       7,647       7,461       8,140
Internet advertising
   sales services ..............         --          --          --          --         101         279         440         566
Satellite services .............        321         361         329         302         237         123         148         133
General and administrative -
   Corporate ...................        348         382         475         738         747         510         610         635
Depreciation and
   amortization ................      1,990       1,981       2,528       4,276       3,393       3,587       3,617       3,749
                                   --------    --------    --------    --------    --------    --------    --------    --------
   Total operating (expenses) ..     13,219      13,918      15,480      19,704      19,513      20,058      20,462      21,450
                                   --------    --------    --------    --------    --------    --------    --------    --------
Operating income (loss) ........       (714)      1,319       1,382          58         654         436       1,217       2,051
Interest expense, net ..........      2,879       2,879       3,123       2,848       2,917       2,896       2,886       2,792
Other Expense ..................         --           1          12         (45)        (43)        (87)        674          39
Income tax provision/benefit
   and minority interest .......         70         397         556        (612)        359         274          74         492
                                   --------    --------    --------    --------    --------    --------    --------    --------
Net loss .......................   $ (3,663)   $ (1,958)   $ (2,309)   $ (2,133)   $ (2,579)   $ (2,647)   $ (2,417)   $ (1,272)
                                   ========    ========    ========    ========    ========    ========    ========    ========
OTHER DATA:
EBITDA (a) .....................   $  1,218    $  2,896    $  3,748    $  4,098    $  3,697    $  3,771    $  4,778    $  5,397
Capital expenditures ...........        274         168         146         262         533         688       1,006       1,228
Cable programming
   distribution payments (b) ...      1,471         672       1,618       2,593       2,190       2,660         431      (1,999)
Net cash provided by
   (used in):
   Operating activities ........     (2,479)      1,910        (208)      3,175        (459)      4,012         (54)      4,294
   Investing activities ........     (2,309)     (3,826)    (21,178)     (5,319)     (1,845)     (3,267)        597         178
   Financing activities ........         --          --      20,100       2,751        (335)         19        (168)     (1,342)
AUDIENCE DATA (at end
   of period):
Weekly radio listener gross
   impressions (in
   millions) (c) ...............      1,300       1,358       1,290       1,294       1,233       1,331       1,475       1,443
Unique Radio Station
   Affiliates (d) ..............      4,627       4,777       4,866       4,928       4,796       4,949       5,329       5,350
Great American Country
   subscribers(e) ..............      8,063       8,659      10,959      11,971      13,094      13,551      13,720      12,799
Great American Country
   households according
   to Nielsen (f) ..............        N/A         N/A         N/A         N/A      13,754      14,742      15,488      15,027
Product Information Network
   subscribers (e) .............     22,551      24,673      28,110      30,094      31,101      31,135      34,268      34,968
Product Information Network
   FTREs (g) ...................     10,158      10,843      11,925      13,054      13,341      12,879      13,942      14,649

-------------------

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

(b) Cable programming distribution payments made by GAC to multiple system cable television operators for carrying GAC programming. These payments are capitalized as intangible assets on the statements of financial position and are amortized over the period during which a portion of such payments is refundable (usually 5 to 10 years). In the fourth quarter of 2000, cable programming distribution payments made were offset by a refund received from one of GAC's MSO affiliate which discontinued the service in certain of its cable television systems.

(c) Weekly listener gross impressions represents the total number of times consumers are exposed to our radio commercials on average during a week. This measurement is calculated by multiplying the average quarter hour audience (AQH) for each of our network radio programs or services times the number of 30-second equivalent commercial units we have available to sell each week in each respective product, and summing such results to arrive at a total weekly listener impression number. Because the weekly listener gross impression calculation does not differentiate between a one-time listener or a repeat listener who hears our broadcasted commercials, the measurement includes multiple commercial impressions recorded for the same listener. AQH represents the average number of people aged 12 + estimated to have listened, for a minimum of five minutes during any quarter hour, to a radio station broadcasting our advertising during the time which we estimate our commercials are broadcast. These AQH estimates are derived from data provided by Act I Systems (a third party processor) that is based on Arbitron copyrighted and proprietary audience estimates, and are not estimates produced by Arbitron. Weekly radio listener gross impressions reflect the effect of the asset acquisitions of the assets of MediaAmerica in July 1998 and Broadcast Programming in August 1999 for these respective years.

(d) Represents the number of non-duplicated radio station affiliates broadcasting our commercial inventory in exchange for our network radio products or services the end of the periods indicated. Unique radio station affiliates reflect the effect of the asset acquisitions of MediaAmerica in July 1998 and Broadcast Programming in August 1999.

(e) Represents the total number of subscribers at the end of the periods indicated based on subscriber counts provided by distributors of the networks, including cable, other broadcast and multi-channel programming providers.

(f) Represents the total number of Great American Country households at the end of the periods indicated according to sample reports issued by Nielsen Media Research. As Great American Country did not become a Nielsen-rated network until January 2000, Nielsen household measurement data is not available for prior periods.

(g) FTREs represent the number of full-time revenue equivalent subscribers receiving PIN at the end of the periods indicated. FTRE weights part-time subscribers based on the number of hours carried, the daypart carried based on Eastern Standard Time and the revenue associated therewith. Beginning in 1998, we have restated FTREs to reflect daypart carried based on Eastern Standard Time instead of local time. FTREs based on Eastern Standard Time more accurately reflect our subscriber information to our advertisers.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 2000

TOTAL REVENUES. Total revenues increased $21.4 million, or 33%, from $64.4 million for the year ended December 31, 1999 to $85.8 million for the year ended December 31, 2000. This increase was due primarily to strong growth in our network radio and cable television programming operations, including an increase in network radio revenues resulting from the Broadcast Programming acquisition. The increase in revenues was also due to a one-time $1.9 million payment we received in connection with the termination of the remaining satellite service commitments of an affiliate in the fourth quarter of 2000 and a one-time Internet advertising sales services termination payment of $1.5 million received in the third quarter of 2000. On a pro forma basis, total pro forma revenues increased $16.7 million, or 24%, from pro forma $69.1 million for the year ended December 31, 1999 to actual $85.8 million for the year ended December 31, 2000.

TOTAL OPERATING EXPENSES. Total operating expenses increased $11.2 million, or 26%, from $43.2 million for the year ended December 31, 1999 to $54.4 million for the year ended December 31, 2000. The increase is due primarily to an increase in operating expenses resulting from the Broadcast Programming acquisition, increased expenditures related to network radio and cable television programming, as well as increased operating expenses to develop our Internet advertising sales business. As a percentage of total revenues, total operating expenses decreased from 67% for the year ended December 31, 1999 to 63% for the year ended December 31, 2000. On a pro forma basis, total operating expenses increased $8.5 million, or 18%, from pro forma $45.9 million for the year ended December 31, 1999 to actual $54.4 million for the year ended December 31, 2000. As a percentage of pro forma total revenues, total pro forma operating expenses decreased from pro forma 66% for the year ended December 31, 1999 to actual 63% for the year ended December 31, 2000.

SELLING AND MARKETING. Selling and marketing expenses increased $3.8 million, or 59%, from $6.4 million for the year ended December 31, 1999 to $10.2 million for the year ended December 31, 2000. This increase is due primarily to increased expenditures to attract additional radio and cable television affiliates, increased selling and marketing expenses incurred to launch new radio programs and an increase in selling and marketing expenditures resulting from the Broadcast Programming acquisition. On a pro forma basis, selling and marketing expenses increased $3.3 million, or 47%, from pro forma $6.9 million for the year ended December 31, 1999 to actual $10.2 million for the year ended December 31, 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $0.6 million, or 29%, from $1.9 million for the year ended December 31, 1999 to $2.5 million for the year ended December 31, 2000. This change was due to increases in Internet-related support expenses, management personnel, operational and other expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $3.6 million, or 33%, from $10.8 million for the year ended December 31, 1999 to $14.4 million for the year ended December 31, 2000. This increase is due primarily to an increase in amortization expenses related to the Broadcast Programming acquisition and the amortization of payments made under certain cable programming distribution agreements. On a pro forma basis, depreciation and amortization expenses increased $1.0 million, or 7%, from pro forma $13.4 million for the year ended December 31, 1999 to actual $14.4 million for the year ended December 31, 2000.

TOTAL OPERATING INCOME. Operating income increased $2.3 million, from $2.1 million for the year ended December 31, 1999 to $4.4 million for the year ended December 31, 2000, as a result of the factors stated above. Pro forma operating income increased $3.5 million, from pro forma $0.9 million for the year ended December 31, 1999 to actual $4.4 million for the year ended December 31, 2000.

TOTAL EBITDA. EBITDA increased $5.7 million, or 48%, from $11.9 million for the year ended December 31, 1999, to $17.6 million for the year ended December 31, 2000. Pro forma EBITDA increased $4.2 million, or 31%, from pro forma $13.4 million for the year ended December 31, 1999, to actual $17.6 million for the year ended December 31, 2000, as a result of the factors stated above.

TOTAL OTHER EXPENSE. Total other expense increased $0.4 million, or 3%, from $11.7 million for the year ended December 31, 1999 to $12.1 million for the year ended December 31, 2000. The increase is due primarily to:

     - a $0.7 million in expenses related to the write off of deferred equity offering costs. As a result of the withdrawal of our proposed equity offering in October 2000, we have expensed all deferred equity offering costs in 2000;

     -    a $0.2 million increase in other income;

     -    a $0.1 million decrease in equity income of subsidiaries; and

     -    a $0.2 million decrease in interest expense.

TOTAL NET LOSS. Net loss decreased $1.2 million, or 11%, from $(10.1) million for the year ended December 31, 1999 to $(8.9) million for the year ended December 31, 2000. Pro forma net loss decreased $(2.6) million, or 22%, from a net loss of $(11.5) million for the year ended December 31, 1999 to a net loss of $(8.9) million for the year ended December 31, 2000.

NETWORK RADIO

REVENUES. Network radio revenues increased $13.5 million, or 47%, from $28.5 million for the year ended December 31, 1999 to $42.0 million for the year ended December 31, 2000, due primarily to an increase in radio advertising revenue. In addition, the acquisition of the assets of Broadcast Programming on August 2, 1999 significantly contributed to the increase in revenues. Separate from Broadcast Programming, advertising revenues increased $6.2 million due to significant increases in rates charged for our advertising spots and in the number of spots sold. There was a decrease of $0.4 million in radio license fees, reflecting our decision to focus our programming targeted at larger radio stations that generally are not charged license fees. On a pro forma basis, network radio revenues increased $8.7 million, or 26%, from pro forma $33.3 million for the year ended December 31, 1999 to actual $42.0 million for the year ended December 31, 2000.

     During 2000, we benefited from strong network radio advertising demand, driven primarily by strong economic conditions which demand was further enhanced by a significant increase in the use of network radio advertising by Internet companies. Due to this increased demand for network radio advertising in 2000, our network radio business experienced significantly higher advertising rates and inventory sell-out percentages.

EXPENSES. Network radio expenses increased $10.5 million, or 37%, from $27.9 million for the year ended December 31, 1999 to $38.4 million for the year ended December 31, 2000. This increase was primarily due to:

     - $6.5 million increase in operating expenses as a result of the Broadcast Programming acquisition, including depreciation and amortization expenses of $2.3 million;

     - $1.9 million increase in operating expenses due to the increase in the number of syndicated radio programs we offered including increased license fees for certain programming, as well as an increase in the number of radio station affiliates;

     - $1.5 million increase in selling and marketing expenses to increase the number of radio stations receiving our existing programming and to launch new programs; and

     - $0.6 million increase in depreciation and amortization expenses related to new equipment purchased for the upgrades of certain radio programming studios, purchase of new satellite receivers and purchase of new computer hardware and software;

     -    $0.5 million increase in management and support costs;

     - $0.3 million increase in Internet programming content expenses related to the development of companion websites for our radio programming; and

     - $0.8 million decrease related to the write off of capitalized costs for programs in 1999 with no similar expense incurred in 2000. This write off was recorded in depreciation and amortization expense.

     As a percentage of network radio revenues, network radio expenses decreased from 98% for the year ended December 31, 1999 to 91% for the year ended December 31, 2000. The decrease in network radio expenses as a percentage of network radio revenues is due primarily to the increase in network radio revenues resulting from improved advertising rates and sellout conditions in 2000. In addition, a significant portion of our network radio expenses is fixed in nature.

     On a pro forma basis, network radio expenses increased $4.5 million, or 13%, from pro forma $33.9 million for the year ended December 31, 1999 to actual $38.4 million for the year ended December 31, 2000. As a percentage of pro forma network radio revenues, pro forma radio programming expenses decreased from pro forma 102% for the year ended December 31, 1999 to actual 91% for the year ended December 31, 2000.

OPERATING INCOME. Operating income increased $3.0 million from operating income of $0.6 million for the year ended December 31, 1999 to operating income of $3.6 million for the year ended December 31, 2000 as a result of the factors stated above. Pro forma operating income (loss) increased $4.2 million from operating loss of pro forma $(0.6) million for the year ended December 31, 1999 to operating income of actual $3.6 million for the year ended December 31, 2000.

SEGMENT EBITDA. Segment EBITDA increased $5.0 million, or 96%, from $5.3 million for the year ended December 31, 1999, to $10.3 million for the year ended December 31, 2000 as a result of the factors stated above. Pro forma EBITDA increased $3.5 million, or 53%, from pro forma $6.8 million for the year ended December 31, 1999, to actual $10.3 million for the year ended December 31, 2000.

CABLE TELEVISION PROGRAMMING

REVENUES. Cable television programming revenues increased $7.0 million, or 25%, from $27.3 million for the year ended December 31, 1999 to $34.3 million for the year ended December 31, 2000. This increase was due to the following:

     - GAC's revenues increased $3.4 million, or 67%, as a result of a $2.8 million, or 79%, increase in advertising revenues and a $0.6 million, or 38%, increase in license fees. Advertising revenues increased due to higher advertising rates charged for airtime based on a 7% increase in the number of subscribers receiving GAC (as reported by cable operators), with launches in markets such as Milwaukee, Corpus Christi, Beaumont, Southwest Texas and Salt Lake City. However, these new subscribers were offset by a loss of approximately 1.5 million subscribers from one of its MSO affiliates. In early 2000, GAC became a Nielsen-rated network, enabling it to attract significantly more national advertisers and, as a result, increase revenues derived from traditional national spot advertising.

     - PIN's revenues increased $3.6 million, or 16%, primarily as a result of an 12% increase in FTREs receiving PIN.

EXPENSES. Cable television programming expenses rose $7.5 million, or 28%, from $27.1 million for the year ended December 31, 1999 to $34.6 million for the year ended December 31, 2000. This was primarily due to:

     - an increase of $2.9 million in rebates to cable systems receiving PIN, which was driven by an 12% increase in FTREs receiving PIN from December 31, 1999 to December 31, 2000;

     - an increase of $1.6 million in depreciation and amortization expenses primarily related to the amortization of additional GAC cable programming distribution agreement payments;

     - an increase of $1.6 million as a result of new associates hired to sell GAC traditional spot advertising and a national audience ratings services subscribed to by GAC beginning in January 2000;

     - an increase of $1.4 million as a result of the development and enhancement of GAC's companion websites;

     - an increase of $0.6 million in cable television programming expenses to expand the number of hours of original programming and other promotional expenses; and

     -    a decrease of $0.6 million in GAC's management and other expenses.

     For each of the years ended December 31, 1999 and 2000, PIN made rebates of approximately 75% and 76%, respectively, of its advertising revenues to systems receiving its programming. Rebates paid to cable systems receiving its programming have remained relatively constant over the comparable periods on a per FTRE's basis. However, as FTRE's continue to grow, total cable television programming expenses will increase because PIN will pay out additional rebates to cable systems. As a percentage of cable television programming revenues, cable television programming expenses increased from 99% for the year ended December 31, 1999 to 101% for the year ended December 31, 2000.

     As part of our efforts to increase GAC subscriber distribution, GAC entered into a digital satellite distribution agreement with AT&T's Headend in the Sky, Inc. ("HITS") which will enable GAC to broadcast its programming on the HITS digital platform to cable systems who elect to carry GAC on their digital programming tiers. Digital satellite distribution expenses increased approximately $40,000 per month beginning in November 2000 and we estimate that expenses will increase to approximately $70,000 per month in the fourth quarter of 2001.

     Starting in the fourth quarter of 1999, we developed and enhanced a companion website to the GAC network. Internet programming and content expenses for this companion website commenced in the fourth quarter of 1999 and increased throughout 2000. This website generates e-commerce revenues by selling products to web site visitors; however, we did not generate significant e-commerce revenues from this website in 2000. Given the lack of meaningful revenues generated thus far, we are currently evaluating the future business strategy and prospects of this companion website. Organizational changes and other measures have been undertaken in order to reduce costs and re-direct resources to better promote the GAC network via the Internet.

OPERATING INCOME (LOSS). Operating income (loss) decreased $0.5 million from an operating income of $0.2 million for the year ended December 31, 1999 to an operating loss of $(0.3) million for the year ended December 31, 2000 as a result of the factors stated above.

SEGMENT EBITDA. Segment EBITDA before the deduction of EBITDA attributable to the PIN Venture's minority interest, increased $1.1 million from $2.3 million for the year ended December 31, 1999, to $3.4 million for the year ended December 31, 2000 as a result of the factors stated above.

INTERNET ADVERTISING SALES

     In 2000, we began offering Internet advertising sales services with a focus on streaming media advertising. Operating expenses for Internet advertising services increased beginning in January 2000 and continued to increase throughout 2000, as we built a sales and technology infrastructure.

REVENUES. We generated Internet advertising sales services revenues of $1.5 million for the year ended December 31, 2000. Substantially all of these revenues are related to an early termination to an agreement we negotiated with a third party to sell Internet advertising time and provide other services. The termination of this agreement resulted in a one-time cash payment of $1.5 million, which was recorded as Internet advertising sales services revenue during the third quarter of 2000.

EXPENSES. We incurred Internet advertising sales services expenses of $1.4 million for the year ended December 31, 2000.

OPERATING INCOME (LOSS). We generated operating income from our Internet advertising sales services of $0.1 million for the year ended December 31, 2000.

SEGMENT EBITDA. We generated a segment EBITDA from Internet advertising sales services of $0.1 million for the year ended December 31, 2000.

SATELLITE SERVICES

REVENUES. Satellite services revenues decreased $0.5 million, or 6%, from $8.5 million for the year ended

December 31, 1999 to $8.0 million for the year ended December 31, 2000. This decrease was primarily due to:

     - the expiration in August 1999 of a third party satellite services agreement and the termination in January 2000 of another third party satellite services agreement, which combined generated $1.0 million in satellite services revenues in the year ended December 31, 1999; and

     - $1.9 million decrease in satellite services fees charged to an affiliated party because of reduced service levels required by the affiliate when it ceased network operations at the end of the first quarter of 2000.

These decreases in revenues were partially offset by:

     - $1.9 million increase in satellite services revenues due to a one-time payment we received in connection with the termination of the remaining satellite service commitments of an affiliate; and

     - $0.5 million increase in satellite services revenues due to a three-month agreement to lease two satellite transponder channels as well as other uplinking and earth station services to a third party. This agreement commenced on July 15, 2000 and terminated on October 15, 2000.

EXPENSES. Satellite services expenses decreased $0.8 million, or 16%, from $5.3 million for the year ended December 31, 1999 to $4.5 million for the year ended December 31, 2000. This decrease is primarily due to cost savings realized as a result of the related party ceasing all programming operations as of March 31, 2000 as discussed herein. As a percentage of satellite services revenues, satellite services expenses decreased from 63% for the year ended December 31, 1999 to 56% for the year ended December 31, 2000. Because a significant portion of the costs of our satellite services is fixed, when we increase our utilization of the excess capacity on our Satcom C-3 transponder, the percentage of satellite services expenses in relation to the satellite services revenues decreases. Due to the unpredictability of demand for transponder capacity from cable television networks, there can be no assurance that we will be successful in leasing our excess satellite transponder capacity.

OPERATING INCOME. Operating income increased $0.3 million from $3.2 million for the year ended December 31, 1999 to $3.5 million for the year ended December 31, 2000 as a result of the factors stated above.

SEGMENT EBITDA. Segment EBITDA increased $0.2 million, or 2%, from $7.2 million for the year ended December 31, 1999, to $7.4 million for the year ended December 31, 2000 as a result of the factors stated above.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1999

TOTAL REVENUES. Total revenues increased $26.2 million, or 68%, from $38.2 million for the year ended December 31, 1998 to $64.4 million for the year ended December 31, 1999. This increase was due to strong growth in our operations, as well as the Broadcast Programming and MediaAmerica acquisitions. On a pro forma basis, total pro forma revenues increased $18.3 million, or 36%, from $50.8 million for the year ended December 31, 1998 to $69.1 million for the year ended December 31, 1999.

TOTAL OPERATING EXPENSES. Total operating expenses increased $16.0 million, or 59%, from $27.2 million for the year ended December 31, 1998 to $43.2 million for the year ended December 31, 1999. As a percentage of total revenues, total operating expenses decreased from 71% for the year ended December 31, 1998 to 67% for the year ended December 31, 1999. On a pro forma basis, total operating expenses increased $9.3 million, or 25%, from $36.6 million for the year ended December 31, 1998 to $45.9 million for the year ended December 31, 1999. As a percentage of pro forma total revenues, total pro forma operating expenses decreased from 72% for the year ended December 31, 1998 to 66% for the year ended December 31, 1999.

SELLING AND MARKETING. Selling and marketing expenses increased $1.0 million, or 19%, from $5.4 million for the year ended December 31, 1998 to $6.4 million for the year ended December 31, 1999. On a pro forma basis, selling and marketing expenses increased $0.5 million, or 8%, from $6.4 million for the year ended December 31, 1998 to $6.9 million for the year ended December 31, 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $0.8 million, or 74%, from $1.1 million for the year ended December 31, 1998 to $1.9 million for the year ended December 31, 1999. This change was due to increases in additional management, operational and Internet-related support and other expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $4.5 million, or 72%, from $6.3 million for the year ended December 31, 1998 to $10.8 million for the year ended December 31, 1999. On a pro forma basis, depreciation and amortization expenses increased $1.8 million, or 16%, from $11.6 million for the year ended December 31, 1998 to $13.4 million for the year ended December 31, 1999.

TOTAL OPERATING INCOME (LOSS). Operating income (loss) increased $3.8 million from operating loss of $(1.7) million for the year ended December 31, 1998 to operating income of $2.1 million for the year ended December 31, 1999 as a result of the factors stated above. Pro forma income (loss) increased $5.9 million from operating loss of $(5.0) million for the year ended December 31, 1998 to operating income of $0.9 million for the year ended December 31, 1999.

TOTAL EBITDA. EBITDA increased $7.7 million, or 179%, from $4.3 million for the year ended December 31, 1998, to $11.9 million for the year ended December 31, 1999. Pro forma EBITDA increased $7.1 million, or 112%, from $6.3 million for the year ended December 31, 1998, to $13.4 million for the year ended December 31, 1999.

TOTAL OTHER EXPENSE. Total other expense increased $2.3 million, or 24%, from $9.4 million for the year ended December 31, 1998 to $11.7 million for the year ended December 31, 1999. This change is due primarily to an increase of $6.1 million in interest expense related to our Senior Notes and an increase of $0.5 million in interest expense related to the amortization of offering costs related to our Senior Notes. The increase was partially offset by:

     - a $3.0 million decrease in interest expense related to the repayment of debts from the proceeds from our Senior Notes;

     -    a $1.2 million decrease in other expenses; and

     - a $0.3 million increase in interest income earned on cash, cash equivalents and available for sale securities.

In 1998, we incurred debt offering related expenses of $0.9 million. No similar expenses were incurred in 1999.

TOTAL NET LOSS. Net loss decreased $1.4 million, or 12%, from $(11.5) million for the year ended December 31, 1998 to $(10.1) million for the year ended December 31, 1999. Pro forma net loss decreased $6.8 million, or 37%, from a net loss of $(18.3) million for the year ended December 31, 1998 to a net loss of $(11.5) million for the year ended December 31, 1999.

NETWORK RADIO

REVENUES. Network radio revenues increased $13.4 million, or 88%, from $15.1 million for the year ended December 31, 1998 to $28.5 million for the year ended December 31, 1999, due primarily to an increase in radio advertising revenue and the acquisitions of MediaAmerica and the assets of Broadcast Programming. On a pro forma basis, network radio revenues increased $5.6 million, or 20%, from $27.7 million for the year ended December 31, 1998 to $33.3 million for the year ended December 31, 1999.

     During the latter half of 1999, we benefited from strong network radio advertising demand, driven primarily by strong economic conditions and a significant increase in the use of network radio advertising by Internet companies. Due to increased demand for radio advertising, our network radio business experienced an increase in advertising rates and inventory sellout percentages. In addition, sales of radio advertising for 1998 were adversely affected by the January 1998 entry of a significant competitor into the market, which added approximately 20% more network radio advertising inventory.

EXPENSES. Network radio expenses increased $11.8 million, or 73%, from $16.1 million for the year ended December 31, 1998 to $27.9 million for the year ended December 31, 1999. This increase was primarily due to:

     - $4.4 million increase in operating expenses as a result of the MediaAmerica acquisition on July 10, 1998;

     - $3.7 million increase in operating expenses as a result of the Broadcast Programming acquisition;

     - $2.0 million in amortization expenses related to the Broadcast Programming and MediaAmerica acquisitions;

     - $0.8 million increase related to the write off of capitalized costs for programs that are no longer distributed;

     - $0.5 million in selling and marketing expenses to increase the number of radio stations receiving our programming; and

     - $0.3 million increase in fees paid to license certain radio programming; and

     - $0.1 million increase in operating expenses reflecting an increase in the number of syndicated radio programs we offered.

     As a percentage of network radio revenues, network radio expenses decreased from 107% for the year ended December 31, 1998 to 98% for the year ended December 31, 1999. The decrease in network radio expenses as a percentage of network radio revenues is due primarily to the increase in network radio revenues resulting from improved advertising rates and sellout conditions in 1999. In addition, a significant portion of our network radio expenses is fixed in nature.

     On a pro forma basis, network radio expenses increased $1.9 million, or 6%, from $32.0 million for the year ended December 31, 1998 to $33.9 million for the year ended December 31, 1999. As a percentage of pro forma network radio revenues, pro forma network radio expenses decreased from 115% for the year ended December 31, 1998 to 102% for the year ended December 31, 1999.

OPERATING INCOME (LOSS). Operating income (loss) increased $1.6 million from operating loss of $(1.0) million for the year ended December 31, 1998 to operating income of $0.6 million for the year ended December 31, 1999 as a result of the factors stated above. Pro forma operating income (loss) increased $3.7 million from operating loss of $(4.3) million for the year ended December 31, 1998 to operating loss of $(0.6) million for the year ended December 31, 1999

SEGMENT EBITDA. Segment EBITDA increased $4.7 million, or 825%, from $0.6 million for the year ended December 31, 1998, to $5.3 million for the year ended December 31, 1999. Pro forma EBITDA increased $4.1 million, or 156%, from $2.7 million for the year ended December 31, 1998, to $6.8 million for the year ended December 31, 1999.

CABLE TELEVISION PROGRAMMING

REVENUES. Cable television programming revenues increased $10.4 million, or 62%, from $16.9 million for the year ended December 31, 1998 to $27.3 million for the year ended December 31, 1999. This increase was due to the following:

     - PIN's revenues increased $8.0 million, or 56%, primarily as a result of a 50% increase in FTREs receiving PIN. During 1999, PIN also added a number of significant cable television systems and advertising markets including Boston, Dallas, Houston, Miami, Salt Lake City, Las Vegas and Detroit. The number of full-time revenue equivalent subscribers, or FTRE's, receiving PIN increased by 3.0 million, or 30%, from December 31, 1998 to December 31, 1999. The number of households receiving PIN increased by 9.5 million, or 46%, from December 31, 1998 to December 31, 1999.

     - GAC's revenues increased $2.4 million, or 97%, as a result of a $2.2 million, or 181%, increase in advertising revenues and a $0.2 million, or 14%, increase in license fees. Advertising revenues increased due to higher advertising rates charged for airtime based on a 68% increase in the number of subscribers receiving GAC. During 1999, GAC added numerous, significant cable television systems and advertising markets including Atlanta, Detroit, Minneapolis, Sacramento, Salt Lake City, Baltimore, Knoxville and Los Angeles. GAC subscribers (as reported by cable operators) increased by 4.8 million, or 68%, from December 31, 1998 to December 31, 1999. This increase in subscribers allowed GAC to increase its advertising rates.

EXPENSES. Cable television programming expenses rose $9.7 million, or 56%, from $17.4 million for the year ended December 31, 1998 to $27.1 million for the year ended December 31, 1999. This was primarily due to an increase of $6.3 million in rebates to cable systems receiving PIN, driven by an increase in the number of FTREs receiving PIN and an increase in PIN revenues of $8.0 million from December 31, 1998 to December 31, 1999. The remaining increase in cable television expenses resulted from an increase in GAC affiliate sales costs related to absorption of a higher proportion of total affiliate sales costs; an increase in management and cable television programming support expenses; an increase in amortization expenses for GAC cable programming distribution agreement payments; an increase in marketing expenses to improve the distribution of GAC and an increase in programming expenses incurred to develop GAC programming.

     For each of the years ended December 31, 1998 and 1999, PIN made rebates of approximately 73% and 75%, respectively, of its advertising revenues to systems receiving its programming. Rebates paid to cable systems receiving its programming have remained relatively constant over the comparable periods on a per FTRE's basis. As a percentage of cable television programming revenues, cable television programming expenses decreased from 103% for the year ended December 31, 1998 to 99% for the year ended December 31, 1999.

     Historically we shared a cable television affiliate sales department with a related company. Because this company ceased distribution efforts in the last quarter of 1999, cable television affiliate sales expenses increased beginning in the last quarter of 1999 and continued to increase in 2000.

OPERATING INCOME (LOSS). Operating income (loss) increased $0.7 million from an operating loss of $(0.5) million for the year ended December 31, 1998 to an operating income of $0.2 million for the year ended December 31, 1999 as a result of the factors stated above.

SEGMENT EBITDA. Segment EBITDA increased $2.1 million from $0.2 million for the year ended December 31, 1998, to $2.3 million for the year ended December 31, 1999.

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

OPERATING INCOME (LOSS). Operating income (loss) increased $2.3 million from $0.9 million for the year ended December 31, 1998 to $3.2 million for the year ended December 31, 1999 as a result of the factors stated above.

SEGMENT EBITDA. Segment EBITDA increased $2.3 million, or 47%, from $4.9 million for the year ended December 31, 1998, to $7.2 million for the year ended December 31, 1999.

SEASONALITY AND QUARTERLY FLUCTUATIONS

     Our advertising revenues in the radio and cable television industries fluctuate due to seasonality in these industries. We believe that our network radio revenues are typically lowest in the first quarter and cable television network revenues are typically lowest in the third quarter. With the acquisition of the assets of Broadcast Programming, which increased our presence in network radio, we expect that our seasonal trend of lower first quarter revenues will be more significant because network radio will be a greater percentage of our total revenues. Other than fees paid to third parties for certain of our network radio, fees paid in connection with the distribution of PIN and the sales commissions paid to account executives for radio and advertising sales services, our expenses have not historically varied significantly relative to the seasonal fluctuation of revenues. Our quarterly and annual results of operations are affected by a wide variety of factors, many of which are outside of our control and could materially and adversely affect our profitability. These factors include the timing and volume of advertising on our radio and cable television networks, the number and size of the radio stations that carry our radio programming, the number and size of cable systems and video distributors that carry PIN and GAC and overall economic conditions.

     The following table reflects the unaudited percentage of total revenues for each business segment received in each quarter of each of 1999 and 2000, adjusted to give effect to our acquisition of Broadcast Programming as if it had occurred at the beginning of 1999.

                                                                           Quarter Ended
                                    -------------------------------------------------------------------------------------
                                     Mar 31,   June 30,   Sept. 30,  Dec. 31,   Mar 31,    June 30,   Sept. 30,  Dec. 31,
                                      1999       1999       1999       1999      2000       2000        2000      2000
                                    --------   --------   --------   --------   --------   --------   --------   --------
Pro Forma:
Network Radio ..................        19%        25%        27%        29%        23%        26%        25%        26%
Cable television programming ...        21%        25%        24%        30%        25%        24%        23%        28%


LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have incurred net losses, primarily as a result of expenses associated with developing and launching our programming networks as well as financing costs. For the years ended December 31, 1998, 1999 and 2000, we incurred net losses of $(11.5) million, $(10.1) million and $(8.9) million, respectively. Net cash provided by (used in) operating activities for the years ended December 31, 1998, 1999 and 2000 was $(7.1) million, $2.4 million and $7.8 million, respectively.

     The implementation of our growth strategies depends on a number of factors, including the availability of cash generated from operations and available cash balances, and may require additional equity and/or debt financings, particularly to make significant acquisitions. Our indenture currently permits secured borrowings of up to $20.0 million. Currently, we do not have a credit facility in place which would make available such borrowings. We had cash and cash equivalents and available for sale securities of $18.6 million as of December 31, 2000. We believe that our cash balances, available for sale securities and operating cash flow, including the cash flows of and dividends and distributions from our subsidiaries, will fund our operating cash flow requirements through 2001.

     We will continue to depend significantly upon the earnings and cash flows of, and dividends and distributions from, our subsidiaries to pay our expenses, meet our obligations and pay interest and principal on our Senior Notes and our other indebtedness as it may exist from time-to-time. While the terms of the PIN Venture generally require the mutual consent of ourselves and our joint venture partner to distribute or advance funds to ourselves, there are no significant contractual restrictions on distributions from our subsidiaries.

     We anticipate 2001 will be a difficult year for our cable television programming segment from an advertising sales and distribution perspective. PIN, and to a lesser extent GAC, are experiencing a soft cable television advertising sales market caused by a slowing economy and the resulting adverse impact on commercial inventory demand and national advertising spot rates. In addition, a lack of new infomercials and a decreasing number of infomercial suppliers are also negatively impacting PIN's revenues. If the cable television advertising sales market does not improve through the remainder of 2001, the partners in the PIN Venture may have to contribute additional capital to fund the PIN Venture through 2001.

     Our efforts to increase GAC subscriber distribution in 2001 is largely dependent upon our ability to attract cable operators to carry GAC on their digital programming tiers and to secure carriage with one or more direct broadcast satellite providers. Because cable operators have been slow to deploy their digital tiers, we anticipate GAC's subscriber distribution will grow modestly in 2001.

INVESTING ACTIVITIES

     For the years ended December 31, 1999 and 2000, net cash used in investing activities was $(32.6) million and $(4.3) million, respectively.

     Our investing activities for the year ended December 31, 2000 consisted primarily of the following:

     -    $3.2 million proceeds from the sale of available for sale securities;

     - $(3.3) million in cable programming distribution agreement payments for GAC;

     - $(0.8) million to purchase certain radio programs and other intangible assets; and

     -    $(3.5) million for the purchase of property and equipment.

     Our investing activities for the year ended December 31, 1999 consisted primarily of:

     -    $(20.9) million for the Broadcast Programming acquisition;

     - $(6.4) million in cable programming distribution agreement payments for GAC;

     -    $(4.2)million in purchase of available for sale securities; and

     -    $(0.8) million for the purchase of property and equipment.

     Total capital expenditures for 2001 are estimated to be approximately $4.3 million, which will be used primarily to upgrade certain cable television and radio related earth station equipment, satellite receivers and to purchase computer hardware and develop software for the Internet advertising sales services segment. Total cable programming distribution agreement payments for GAC for 2001 are estimated to be approximately $5.0 million.

FINANCING ACTIVITIES

     Net cash provided by (used in) financing activities for the years ended December 31, 1999 and 2000 was $22.9 million and $(1.8) million, respectively.

     Net cash used in financing activities for the year ended December 31, 2000 was $(1.8) million. Net cash used in financing activities consisted of $(0.5) million of costs related to an attempted initial public offering of our Class A Common Stock. Such costs included financial printing, legal counsel, independent public accountants, regulatory and stock exchange registration fees, and other various costs associated with the offering. As a result of our withdrawal of this proposed equity offering, we have expensed all deferred offering costs relating to this equity offering. All of such costs were expensed in the third quarter of 2000. In addition, a distribution of $1.3 million was paid to the PIN Venture's minority partner in the fourth quarter of 2000.

     Our financing activities for the year ended December 31, 1999 consisted of the issuance of $24.0 million of our Series A Convertible Preferred Stock. We used $20.0 million of the proceeds from our Series A Convertible Preferred Stock issuance to repay $20.0 million of indebtedness under our $20.0 million credit facility. The balance was used to develop our companion radio and cable television programming websites. Also, a distribution of $0.9 million was paid to the PIN Venture's minority partner in 1999.

     In October 2000, we withdrew our registration for an initial public offering due to unfavorable market conditions. At such time as market conditions improve, we will reconsider an initial public offering of our Class A Common Stock. We are considering a number of financing alternatives to provide us with additional liquidity to implement our growth strategies. However, current equity and debt market conditions for media companies in general are unfavorable and it is unlikely we would raise additional equity or debt capital until such market conditions improve. There can be no assurance we will be successful in these efforts or that financing will be available on terms we view as acceptable.

     On July 29, 1999, we entered into a $20.0 million credit facility with a commercial bank to finance the Broadcast Programming acquisition on a short-term basis. In order to allow us to obtain more favorable terms, Jones International guaranteed the loan and provided certain collateral as security for the guaranty. The credit facility bore interest either at the commercial bank's prime rate minus two percent or a fixed rate (which is approximately equal to LIBOR) plus .5%. This credit facility expired on June 30, 2000.

     As a result of the 1999 transfer of a controlling interest in Jones Intercable, Jones Intercable ceased offering many administrative and related services to the various entities affiliated with Mr. Jones. Expenses related to these administrative and related services had been divided among the various entities affiliated with Mr. Jones. Beginning in the second half of 1999, increases in certain overhead and related costs, including rent, computer services, insurance and certain personnel costs increased by approximately $35,000 to $50,000 per month. These expenses are expected to remain at levels consistent with the second quarter of 2000 through 2001.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial market prices. We are exposed to market risk through interest rates. This exposure is directly related to our normal funding and investing activities.

     As of December 31, 2000, none of our current liabilities was subject to changes in interest rates.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                Page
                                                                                ----
Report of Independent Public Accountants                                         42

Consolidated Statements of Financial Position                                    43

Consolidated Statements of Operations                                            44

Consolidated Statements of Changes in Shareholders' Equity (Deficit)             45

Consolidated Statements of Cash Flows                                            46

Notes to Consolidated Financial Statements                                       47


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Jones Media Networks, Ltd.:

     We have audited the accompanying consolidated statements of financial position of Jones Media Networks, Ltd. (a Colorado corporation) and its subsidiaries (collectively, the "Company") as of December 31, 1999 and 2000 and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit, also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Media Networks, Ltd. and its subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                       Arthur Andersen LLP

Denver, Colorado
February 2, 2001

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                     December 31,
                                                                               1999                2000
                                                                           -------------       -------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ........................................      $  13,270,784       $  14,900,333
   Available for sale securities ....................................          6,888,741           3,711,739
   Accounts receivable, net of allowance for doubtful accounts
     of  $1,192,818 and $2,017,478, respectively ....................         14,049,008          15,991,148
   Accounts receivable - Jones International, Ltd (Notes 2 and 9) ...            382,221                  --
   Receivables from affiliates ......................................            473,759                  --
   Prepaid expenses .................................................            284,863             415,769
   Other current assets .............................................            693,218             915,157
                                                                           -------------       -------------
        Total current assets ........................................         36,042,594          35,934,146
                                                                           -------------       -------------
   Property and equipment, net (Notes 2 and 3) ......................         22,959,104          20,832,993
   Intangibles assets, net (Notes 2 and 4) ..........................         63,642,270          59,822,488
   Investment in affiliates .........................................            309,117                  --
   Deferred financing costs, net of accumulated
     amortization of $960,077 and $1,735,429,
     respectively (Note 2) ..........................................          4,138,699           3,363,347
   Deferred equity offering costs (Note 2) ..........................            240,859                  --
   Other non-current assets .........................................          1,128,902           1,587,156
                                                                           -------------       -------------
        Total assets ................................................      $ 128,461,545       $ 121,540,130
                                                                           =============       =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable--trade ..........................................      $   4,738,526       $   6,077,876
   Producers' fees payable ..........................................          5,307,947           5,351,664
   Cable programming distribution payments payable ..................          3,236,996           2,238,934
   Accounts payable--Jones International, Ltd. (Notes 2 and 9) ......                 --             232,260
   Accrued liabilities and other current liabilities ................          2,328,858           3,195,484
   Interest payable .................................................          5,875,000           5,875,000
   Deferred revenues (Note 2) .......................................          1,309,155             657,536
                                                                           -------------       -------------
        Total current liabilities ...................................         22,796,482          23,628,754
                                                                           -------------       -------------
LONG-TERM LIABILITIES:
   Customer deposits and deferred revenues ..........................            581,700             601,026
   Other long-term liabilities ......................................            602,791           1,026,131
   Senior secured notes (Note 10) ...................................        100,000,000         100,000,000
                                                                           -------------       -------------
        Total long-term liabilities .................................        101,184,491         101,627,157
                                                                           -------------       -------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES (Note 2) .............            565,149             297,874
                                                                           -------------       -------------
COMMITMENTS AND CONTINGENCIES (NOTE 17):
   Class A Common Stock subject to put, $0.01 par
     value: 126,405 shares and 136,540 shares
     authorized and outstanding, respectively .......................          1,213,488           1,310,784
                                                                           -------------       -------------
SHAREHOLDERS' EQUITY (DEFICIT):
   Series A Preferred Stock, $.01 par value:
     1,918,000 shares authorized, 1,918,000 shares
     issued and outstanding (Note 8) ................................         23,975,000          23,975,000
   Class A Common Stock, $.01 par value:
     100,000,000 shares authorized; 5,286,521 and
     5,329,463 shares issued and outstanding,
     respectively (Note 2) ..........................................             52,685              53,295
   Class B Common Stock, $.01 par value:
     2,231,400 shares authorized; 2,231,400 shares
     issued and outstanding  (Note 2) ...............................             22,314              22,314
   Additional paid-in capital .......................................         27,588,370          28,453,436
   Accumulated other comprehensive loss .............................            (25,652)             (2,299)
   Accumulated deficit ..............................................        (48,910,782)        (57,826,185)
                                                                           -------------       -------------
        Total shareholders' equity (deficit) ........................          2,701,935          (5,324,439)
                                                                           -------------       -------------
        Total liabilities and shareholders' equity (deficit) ........      $ 128,461,545       $ 121,540,130
                                                                           =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        For the Year ended December 31,
                                                                  1998               1999               2000
                                                              ------------       ------------       ------------
Revenues, including revenues from affiliated
   entities of $4,935,200, $4,698,311, and
   $5,510,772 respectively (Note 9) ....................      $ 38,211,521       $ 64,366,037       $ 85,841,117
Operating expenses:
   Operating, including expenses from affiliated
      entities of $7,909,110, $6,209,514 and
      $6,378,115, respectively (Note 9) ................        27,179,680         43,165,239         54,402,882
   Selling and marketing ...............................         5,412,494          6,438,099         10,231,254
   General and administrative ..........................         1,116,465          1,942,309          2,502,796
   Depreciation and amortization .......................         6,266,138         10,775,858         14,346,080
                                                              ------------       ------------       ------------
     Total operating expenses ..........................        39,974,777         62,321,505         81,483,012
                                                              ------------       ------------       ------------
Operating income (loss) ................................        (1,763,256)         2,044,532          4,358,105
OTHER (INCOME) EXPENSE:
   Interest expense (Note 10) ..........................         8,971,139         12,750,540         12,535,938
   Interest income .....................................          (775,735)        (1,021,214)        (1,044,735)
   Write-off of deferred offering costs (Note 2) .......                --                 --            725,128
   Equity income (loss) of subsidiaries ................            57,322           (106,175)            (2,225)
   Other expense (income) ..............................         1,171,264             73,821           (140,073)
                                                              ------------       ------------       ------------
      Total other expense, net .........................         9,423,990         11,696,972         12,074,033
                                                              ------------       ------------       ------------
LOSS BEFORE INCOME TAXES AND
   MINORITY INTEREST ...................................       (11,187,246)        (9,652,440)        (7,715,928)
   Income tax provision (benefit) (Notes 2 and 15) .....            48,531           (470,257)           124,757
                                                              ------------       ------------       ------------
LOSS BEFORE MINORITY INTEREST ..........................       (11,235,777)        (9,182,183)        (7,840,685)
   Minority interest in net income of
      consolidated subsidiaries ........................           214,693            880,648          1,074,718
                                                              ------------       ------------       ------------
NET LOSS ...............................................      $(11,450,470)      $(10,062,831)      $ (8,915,403)
                                                              ============       ============       ============

OTHER COMPREHENSIVE LOSS (INCOME) ......................            (8,456)            34,108            (23,353)
                                                              ------------       ------------       ------------
COMPREHENSIVE LOSS (INCOME) ............................      $(11,442,014)      $(10,096,939)      $ (8,892,050)
                                                              ============       ============       ============
NET LOSS PER COMMON SHARE:
   Basic ...............................................      $      (1.71)      $      (1.32)      $      (1.16)
                                                              ============       ============       ============
   Fully diluted .......................................      $      (1.71)      $      (1.32)      $      (1.17)
                                                              ============       ============       ============
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING:
   Basic ...............................................         6,715,805          7,617,926          7,665,843
                                                              ============       ============       ============
   Fully diluted .......................................         6,702,010          7,601,868          7,613,955
                                                              ============       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                                Series A                     Class A                        Class B
                                            Preferred Stock                Common Stock                   Common Stock
                                         Shares          Amount         Shares        Amount        Shares          Amount
                                       ---------      -----------      ---------      -------      ---------      -------
Balance, December 31, 1997 .........         --      $        --      3,726,193      $37,262      2,231,400      $22,314

Conversion of Jones Global
  Group note .......................         --               --        833,334        8,333             --           --
Issuance of Class A
  Common Stock .....................         --               --        692,982        6,930             --           --
Other Comprehensive income, net of
  tax:
  Changes in unrealized
    gains (losses) in securities ...         --               --             --           --             --           --
Net loss ...........................         --               --             --           --             --           --
                                      ---------      -----------      ---------      -------      ---------      -------
Balance, December 31, 1998 .........         --               --      5,252,509       52,525      2,231,400       22,314
Issuance of Series A
  Preferred Stock ..................  1,918,000       23,975,000             --           --             --           --
Issuance of Class A
  Common Stock .....................         --               --         16,012          160             --           --
Other comprehensive loss,
  net of tax:
  Changes in unrealized
    gains (losses) in securities ...         --               --             --           --             --           --
Net Loss ...........................         --               --             --           --             --           --
                                      ---------      -----------      ---------      -------      ---------      -------
Balance, December 31, 1999 .........  1,918,000       23,975,000      5,268,521       52,685      2,231,400       22,314
Issuance of Class A
  Common Stock .....................         --               --         60,942          610             --           --
Other comprehensive
  income, net of tax:
  Changes in unrealized
    gains (losses) in securities ...         --               --             --           --             --           --
Net Loss ...........................         --               --             --           --             --           --
                                      ---------      -----------      ---------      -------      ---------      -------
Balance, December 31, 2000 .........  1,918,000      $23,975,000      5,329,463      $53,295      2,231,400      $22,314
                                      =========      ===========      =========      =======      =========      =======

                                                                                           Total
                                       Additional                                       Shareholders'
                                         Paid-in        Accumulated    Comprehensive       Equity
                                         Capital           Deficit     Income (Loss)      (Deficit)
                                       -----------      ------------   -------------    ------------
Balance, December 31, 1997 .........  $ 9,131,460      $(27,397,481)      $     --       $(18,206,445)

Conversion of Jones Global
  Group note .......................    9,991,667                --             --         10,000,000
Issuance of Class A
  Common Stock .....................    8,308,860                --             --          8,315,790
Other Comprehensive income, net of
  tax:
  Changes in unrealized
    gains (losses) in securities ...           --                --          8,456              8,456
Net loss ...........................           --       (11,450,470)            --        (11,450,470)
                                      -----------      ------------       --------       ------------
Balance, December 31, 1998 .........   27,431,987       (38,847,951)         8,456        (11,332,669)
Issuance of Series A
  Preferred Stock ..................           --                --             --         23,975,000
Issuance of Class A
  Common Stock .....................      156,383                --             --            156,543
Other comprehensive loss,
  net of tax:
  Changes in unrealized
    gains (losses) in securities ...           --                --        (34,108)           (34,108)
Net Loss ...........................           --       (10,062,831)            --        (10,062,831)
                                      -----------      ------------       --------       ------------
Balance, December 31, 1999 .........   27,588,370       (48,910,782)       (25,652)         2,701,935
Issuance of Class A
  Common Stock .....................      865,066                --             --            865,676
Other comprehensive
  income, net of tax:
  Changes in unrealized
    gains (losses) in securities ...           --                --         23,353             23,353
Net Loss ...........................           --        (8,915,403)            --         (8,915,403)
                                      -----------      ------------       --------       ------------
Balance, December 31, 2000 .........  $28,453,436      $(57,826,185)      $ (2,299)      $ (5,324,439)
                                      ===========      ============       ========       ============



The accompanying notes are an integral part of these consolidated financial statements.

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Year ended December 31,
                                                               ---------------------------------------------------
                                                                    1998               1999               2000
                                                               -------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .................................................  $ (11,450,470)      $(10,062,831)      $ (8,915,403)
   Adjustment to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization ..........................      6,266,138         10,775,858         14,346,080
     Amortization of deferred financing costs ...............        245,700            714,377            775,352
     Equity in loss (income) of subsidiaries ................         57,322           (106,175)            (2,225)
     Distributions received .................................        350,000                 --            405,992
     Gain on distributions from affiliates ..................             --                 --           (142,650)
     Write-off of deferred offering costs ...................             --                 --            725,128
     Minority interest in net  income .......................        214,693            880,648          1,074,718
     Write-off of property and equipment ....................          3,599                246             65,380
     Net change in assets and liabilities:
     Increase in net receivables ............................     (4,134,681)          (461,488)        (1,942,140)
     Decrease (increase) in receivables from affiliates .....       (238,777)          (234,982)           473,759
     Decrease (increase) in prepaid expenses
       and other current assets .............................        246,476           (164,443)          (497,472)
    Decrease (increase) in other assets .....................       (271,171)          (140,984)            19,460
    Increase in accounts payable ............................      1,357,787          1,757,390            514,166
    Increase (decrease) in producers' fee payable ...........      2,043,770           (614,524)            43,717
    Increase (decrease) in accounts receivable/payable
         from/to Jones International ........................     (8,437,143)          (421,550)           614,481
     Increase in interest payable ...........................      5,527,631            293,750                 --
     Increase (decrease) in deferred revenues ...............        738,709            556,892           (651,619)
     Increase (decrease) in accrued liabilities and
       other liabilities ....................................        233,806           (483,832)           866,626
   Increase in customer deposits ............................        181,904            109,425             19,326
                                                               -------------       ------------       ------------
     Net cash provided by (used in) operating activities ....     (7,064,707)         2,397,777          7,792,676
                                                               -------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment .....................     (2,257,832)          (849,703)        (3,455,489)
     Sale of property and equipment .........................         56,890                385                 --
     Cable programming distribution agreement payments ......     (3,064,354)        (6,353,526)        (3,281,877)
     Purchases of intangible assets and programming .........       (295,314)          (398,392)          (814,854)
     Purchase of MediaAmerica, Inc. .........................    (26,700,000)                --                 --
     Purchase of Broadcast Programming ......................             --        (20,876,926)                --
     Purchase of available for sale securities ..............     (2,760,190)        (4,154,203)                --
     Proceeds from available for sale securities ............             --                 --          3,200,355
     Proceeds from liquidation of partnerships ..............             --                 --             15,000
                                                               -------------       ------------       ------------
     Net cash used in investing activities ..................    (35,020,800)       (32,632,365)        (4,336,865)
                                                               -------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment for financing and offering costs ...............     (4,547,384)          (240,859)          (484,269)
     Repayments of borrowings ...............................    (23,259,000)                --                 --
     Repayment of capital lease obligations .................    (28,757,208)                --                 --
     Proceeds from borrowings ...............................     16,704,500                 --                 --
     Proceeds from Senior Secured Notes .....................    100,000,000                 --                 --
     Proceeds from Series A Preferred Stock .................             --         23,975,000                 --
     Distributions paid to minority interest ................     (1,118,557)          (882,782)        (1,341,993)
                                                               -------------       ------------       ------------
     Net cash provided by (used in)
       financing activities .................................     59,022,351         22,851,359         (1,826,262)
                                                               -------------       ------------       ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............     16,936,844         (7,383,229)         1,629,549

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD ................................................      3,717,169         20,654,013         13,270,784
                                                               -------------       ------------       ------------
CASH AND CASH EQUIVALENTS, END
   OF PERIOD ................................................  $  20,654,013       $ 13,270,784       $ 14,900,333
                                                               =============       ============       ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid ...............................................  $   3,443,508       $ 11,676,781       $ 11,750,000
                                                               =============       ============       ============

Non-cash consideration paid for acquisitions ................  $   5,372,644       $     14,115       $    671,865
                                                               =============       ============       ============
Income taxes paid ...........................................  $          --       $    411,541            124,757
                                                               =============       ============       ============
Issuance of Class A Common Stock for GAC equity agreement ...  $   1,213,488       $    142,428       $     97,296
                                                               =============       ============       ============
Issuance of Class A Common Stock for the acquisition of
  MediaAmerica, Inc. ........................................  $   8,129,550       $         --       $         --
                                                               =============       ============       ============
Conversion of Global Group note to Class A Common Stock .....  $  10,000,000       $         --       $         --
                                                               =============       ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

(1)  ORGANIZATION AND BUSINESS

     Jones Media Networks, Ltd. (the "Company"),a Colorado corporation, was incorporated in May 1998. The Company is the successor of several companies which have been conducting business for a number of years. The Company was formerly known as Jones International Networks, Ltd. In an effort to better reflect the Company's core business focus, in December 2000, the Company changed its name to Jones Media Networks, Ltd. The Company is a majority-owned subsidiary of Jones International, Ltd. ("Jones International"), a holding company with ownership in several companies involved in various industries. Jones International is wholly owned by Mr. Jones, who is Chairman and Chief Executive Officer of Jones International and various of its subsidiaries.

     The Company owns and operates a network radio business and two cable television networks. The Company creates, develops, acquires, produces and syndicates programming that the Company distributes to radio stations, cable television system operators and other video distributors. Through its radio and cable television media, the Company aggregates and targets a nationwide audience, thereby providing national advertisers with an efficient means to reach their desired demographic groups. The Company also started an Internet advertising sales business in 2000. The Company also provides satellite services to facilitate the distribution of its programming and that of other companies.

     VENTURES--The Company is a partner in the Product Information Network Venture ("PIN Venture"). The PIN Venture commenced operations on February 1, 1995 and is a joint venture which is owned approximately 55 percent by the Company and 45 percent by a third party. The PIN Venture owns and operates a 24-hour-a-day cable television network for the airing of long-form advertising ("infomercials"). Galactic/Tempo ("Superaudio") and Jones/Capstar LLC were also joint ventures of the Company. Superaudio ceased distributing its programming and all other operating activities on January 31, 2000. Jones Radio Network, Inc., a wholly owned subsidiary of the Company, purchased all Jones/Capstar assets on April 1, 2000 and now directs, produces and distributes its programming.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents.

     AVAILABLE FOR SALE SECURITIES--Available for sale marketable securities are carried at fair value, with unrealized holding gains and losses reported as a separate component of shareholders' equity deficit. The cost of securities sold is determined using the first-in, first-out method. At December 31, 2000, the Company held marketable securities available for sale with an aggregate cost of approximately $3,714,000 and a net unrealized loss of approximately $2,000.

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

     FAIR VALUE OF FINANCIAL INSTRUMENTS--The fair value of the Company's financial instruments is estimated based on the quoted market prices for similar instruments. The carrying value of the Company's accounts receivable and cash equivalents are assumed to approximate fair value due to the short-term nature of these accounts (see Note 11).

     PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries. Investments in entities which are not majority-owned and controlled by the Company are accounted for under the equity method. All significant intercompany balances and profits have been eliminated in consolidation.

     MINORITY INTEREST--The minority interest in the net income or loss of the Company's consolidated subsidiaries is reflected in the consolidated statements of operations. To the extent the minority interest in the net losses of the Company's consolidated subsidiaries exceeds the minority investment in those subsidiaries, such excess losses are charged to the Company. No such excess losses were incurred in 1998, 1999 or 2000.

     PROPERTY AND EQUIPMENT--Property and equipment are depreciated using the straight-line method over the estimated useful lives of 3 to 15 years. The building is depreciated using the straight-line method over an estimated useful life of 40 years. Leasehold improvements are amortized using the straight-line method over the lesser of five years or the term of the lease. Satellite transponders are depreciated using the straight-line method over the estimated useful life of 12 years.

     GOODWILL--Goodwill consists primarily of the excess purchase price paid in the PIN Venture acquisition in 1997, the excess purchase price paid in the MediaAmerica acquisition in 1998 (see Note 5) and the excess purchase price paid in the Broadcast Programming acquisition in 1999 (see Note 6). Goodwill related to the PIN Venture, and the MediaAmerica and Broadcast Programming acquisitions is amortized using the straight-line method over their estimated economic lives, which are 18 years, 40 years and 20 years, respectively.

     INTANGIBLE ASSETS--Intangible assets consist primarily of radio programming licensing agreements, cable programming distribution agreement payments, personal service agreements and investment in programming. Radio programming licensing agreements and cable programming distribution agreement payments are amortized using the straight-line method over the lesser of 15 years or over the period during which a portion of such payments is refundable. Personal service agreements are amortized using the straight-line method over the terms of the agreements. Investment in programming is amortized using the straight-line method over the estimated useful life of each program.

     LONG-LIVED ASSETS--The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has identified no such impairment indicators for the years ended December 31, 1998 and 2000. In 1999, the Company wrote off approximately $802,000 of capitalized costs

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES for programs that were no longer distributed. This impairment was recorded in depreciation and amortization expenses in the accompanying consolidated statements of operations.

     DEFERRED COMMISSIONS--Sales commissions are included in other assets and are amortized using the straight-line method over the life of the corresponding affiliate agreements from which the sales commission was paid. The current amount represents the portion to be amortized within the next 12 months.

     DEFERRED EQUITY OFFERING COSTS--In late 1999 and early 2000, the Company incurred approximately $725,000 in equity offering costs related primarily to financial advisory, legal and accounting fees in connection with an attempted initial public offering of the Company's Class A Common Stock. As a result of the Company's withdrawal of this equity offering, the Company has expensed all deferred equity offering costs relating to this equity offering. All such costs were expensed in the third quarter of 2000.

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

     The tax allocation agreement with Jones International gave Jones International the option to either make a payment of the tax benefits due to the subsidiary members of the tax sharing group or to defer such payments until a subsequent taxable period in which the subsidiary member generated taxable income and had a tax payment due either to Jones International or to a state taxing authority. Jones International could defer such payments for a period not to exceed five years from the date the tax return was filed and could accrue interest at the time the deferred benefit amounts originated. For the year ended December 31, 1998, the Company recorded a tax provision of approximately $49,000 to adjust estimated tax provisions to actual tax provisions for the year ended December 31, 1997. In 1999, Jones International elected to make a $1,293,000 payment of state tax benefit through a reduction of the intercompany balance due Jones International from the Company. As of December 31, 1999, the Company recorded a state tax benefit of approximately $879,000.

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

Jones International elected to pay this benefit through a reduction of the intercompany balance between the Company and Jones International in 1999.

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

     REVENUE RECOGNITION--The Company's revenues are comprised of network radio revenues, cable television programming revenues, Internet advertising sales services revenues and satellite services revenues.

     In accordance with industry practice, network radio, cable television programming and Internet advertising sales services revenues are recognized based on the standard broadcast calendar that ends on the last Sunday of each reporting period. The broadcast calendar for the calendar years ended December 31, 1997, 1998 and 1999 each had 52 weeks. The broadcast calendar for the year ended December 31, 2000 had 53 weeks.

     Network radio revenues consist primarily of advertising revenue, fees for programming and services the Company provides to radio stations and to third party producers, e-commerce revenues and other revenues generated by companion websites of certain radio programs. The Company provides radio programming and services to radio stations in exchange for commercial inventory that we resell to national advertisers who market their product or services on the radio network and the Company recognizes revenue upon airing the advertisements. In addition, the Company generates advertising revenues by charging fees to third party producers for certain advertising sales and affiliates sales services, which are based on a percentage of related advertising revenue. Any amounts received from customers for radio advertisements that have not been aired during the period are recorded as deferred revenues until such time as the advertisement is aired. Radio station license fees are earned monthly from certain stations based on the radio station's contractual agreement.

     Cable television programming revenues include advertising, license fees and e-commerce revenues. The Company generates television advertising revenues by selling airtime to advertisers who advertise their products or services on the networks. The Company recognizes advertising revenues upon the airing of the advertisements. Any amounts received from customers for television advertisements that have not been aired during the period are recorded as deferred revenues until such time as the advertisement is aired. The Company delivers its programming to cable television systems for distribution to their viewers. Cable television system license fees are earned monthly based on a per subscriber fee set under the terms of the cable operator's contractual agreement and the number of subscribers that are receiving the Company's programming during the respective month.

     In January 2000, the Company began developing an Internet advertising sales services business which sells national streaming media advertising for third parties. Internet advertising sales services revenues

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES includes advertising revenues generated by charging fees for selling national advertisements. Fees charged in this business are generally based on a percentage of the advertising revenues generated for third parties. The Company recognizes the advertising revenues upon airing of the advertisements. Any fees received from third parties for advertisements that have not been aired during the period are recorded as deferred revenues until such time as the advertisement is aired.

     Satellite services revenues include revenues from satellite delivery, uplinking, trafficking, playback and other earth station services. The Company generates revenues by providing such services to affiliates and third parties. The Company recognizes satellite delivery and production support revenues upon completion of the services or upon contractual arrangements.

     USE OF ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATION--Certain prior period amounts have been reclassified to conform to the current year presentation.

     NEW ACCOUNTING PRONOUNCEMENTS--In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"). SFAS 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") was issued. SFAS 137 deferred the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" ("SFAS 138") was issued. SFAS 138 addresses a limited number of issues causing difficulties in the implementation of SFAS 133 and is required to be adopted concurrent with SFAS 133. The Company has not engaged in hedging activities and does not believe that the adoption of SFAS 133 and SFAS 138 will have a material impact on the Company's financial position or results of operations.

     In September 2000, the FASB issued Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Among other requirements, SFAS 140 requires a debtor to (a) reclassify financial assets pledged as collateral and report those assets in its statement of financial position separately from other assets not so encumbered if the secured party has the right by contract or custom to sell or repledge the collateral and (b) disclose assets pledged as collateral that

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES have not been reclassified and separately reported in the statement of financial position. SFAS 140 is effective for financial statements for fiscal years ending after December 15, 2000. The Company adopted SFAS 140 for the year ending December 31, 2000, the results of which did not have a material impact on the financial statements or notes thereto.

(3)  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                       December 31,
                                                                 1999                2000
                                                              ------------       ------------
Land .......................................................  $  1,395,592       $  1,395,592
Building ...................................................     2,321,463          2,321,463
Satellite transponders .....................................    35,680,188         35,680,188
Furniture, fixtures and equipment ..........................    13,705,620         16,913,682
Leasehold improvements .....................................       788,647            805,989
                                                              ------------       ------------
     Total property and equipment ..........................    53,891,510         57,116,914
          Less accumulated depreciation and amortization ...   (30,932,406)       (36,283,921)
                                                              ------------       ------------
     Net property and equipment ............................  $ 22,959,104       $ 20,832,993
                                                              ============       ============

(4)  INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                               December 31,
                                                          1999                2000
                                                       ------------       ------------
Goodwill ............................................  $ 34,164,797       $ 35,252,078
Cable programming distribution agreement payments ...    12,654,846         14,295,739
Personal service and consulting agreements ..........    11,876,218         12,663,482
Investment in programming ...........................     2,004,344          2,195,244
Other ...............................................     9,914,104         10,519,953
                                                       ------------       ------------
     Total intangibles ..............................    70,614,309         74,926,496
          Less accumulated amortization .............    (6,972,039)       (15,104,008)
                                                       ------------       ------------
     Net intangibles ................................  $ 63,642,270       $ 59,822,488
                                                       ============       ============

(5)  ACQUISITION OF MEDIAAMERICA

     On July 10, 1998, the Company acquired substantially all assets and assumed certain liabilities of MediaAmerica for $32.7 million plus a working capital adjustment of approximately $2.1 million. MediaAmerica provided advertising sales services and also owned syndicated radio programming. The seller of MediaAmerica received $26.7 million in cash and $8.1 million in shares of Class A Common Stock of the Company valued at $12 per share, which included 177,464 and 1,176 shares of Class A Common Stock for a working capital adjustment in 1998 and 1999, respectively. There are no further working capital adjustments. The acquisition was accounted for as a purchase. The Company recorded approximately $29.8 million in goodwill in connection with the acquisition of MediaAmerica.

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

     The seller of MediaAmerica has the right to cause the Company to repurchase the shares of the Company issued in the MediaAmerica acquisition at any time after three years from the July 10, 1998 closing. The price would be the fair market value of the Class A Common Stock on the date of exercise of the put, as determined by agreement or by an independent investment banking firm. The Company has a correlative right to require that the seller of MediaAmerica to sell such shares to the Company at fair market value. Such rights terminate upon an initial public offering by the Company. Before the seller can require the Company to buy its shares, the Company must have available cash (as defined); this condition lapses after seven and one quarter years from the date of closing. If the Company has exercised its purchase right and there is a change of control involving a higher price within nine months of the exercise of the call, the Company must pay specified additional consideration.

     Certain unaudited condensed pro-forma financial information of the Company assuming the purchase noted above was completed as of January 1, 1998, is as follows:

                                  For the Year Ended
                                     December 31,
                                        1998
                                    ------------
Revenues .....................      $ 44,564,000
Operating expenses ...........        46,131,000
Operating income (loss) ......        (1,567,000)
Net loss .....................       (14,393,000)
Net loss per common share ....      $      (1.92)

(6)  ACQUISITION OF BROADCAST PROGRAMMING

     On August 2, 1999, the Company acquired certain radio programming assets from Broadcast Electronics, Inc. ("BEI"), a Rhode Island corporation, for $20 million plus estimated closing adjustments of approximately $860,000, in cash (the "BP Acquisition"). BEI's radio programming business was conducted through its Broadcast Programming Division ("BP"), which included the following programs: Delilah, Lia, and TotalRadio music format services. The Company recorded approximately $1.0 million in goodwill and $18.6 million in affiliate and personal service agreements in connection with the BP Acquisition. The affiliate and personal service agreements are recorded as intangible assets.

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

(7)  CREDIT FACILITY

     On July 29, 1999, the Company entered into a $20 million credit facility with a commercial bank to finance the BP Acquisition on a short-term basis (the "Credit Facility"). In order to allow the Company to obtain more favorable terms, Jones International had guaranteed the loan and provided certain collateral as security for the guaranty. The Credit Facility bore interest either at the commercial bank's prime rate minus two percent or a fixed rate (which is approximately equal to LIBOR) plus one half of one percent. The interest rate was 6.5% per annum as of December 31, 1999. On September 30, 1999, the Company used the proceeds from the sale of shares of its Series A Preferred Stock to pay down all amounts outstanding under the Credit Facility (see Note
8). The Credit Facility expired on June 30, 2000.

(8)  SERIES A PREFERRED STOCK

     In 1999, the Company issued $24.0 million of Series A Preferred Stock. The Company used $20.0 million of the proceeds from the Series A Preferred Stock issuance to repay $20.0 million of indebtedness under the Company's $20.0 million Credit Facility. The balance was used to develop and enhance the Company's radio and cable television websites.

     The holders of the Series A Preferred Stock are entitled to receive dividends if and when declared by the Board of Directors. No dividends will be paid on Class A or Class B Common Stock unless equal dividends have been declared and paid on the Series A Preferred Stock. Shareholders will have the right to convert at any time the Series A Preferred Stock into shares of Class A Common Stock of the Company, on a one-for-one basis. The Series A Preferred Stock will be automatically converted into Class A Common Stock of the Company upon the completion by the Company of a public offering or a series of public offerings raising aggregate gross proceeds of at least $20 million.

(9)  TRANSACTIONS WITH RELATED PARTIES

     The Company is a subsidiary of Jones International, a holding company with ownership in several companies involved in various industries. Jones International is wholly owned by Mr. Jones, who is Chairman and Chief Executive Officer of Jones International and various of its subsidiaries. Certain members of management of the Company are also officers or directors of these affiliated entities and, from time to time, the Company may have transactions with these entities. Certain expenses are paid by affiliated entities on behalf of the Company and are allocated at cost based on specific identification or other methods which management believes are reasonable. Recurring transactions with affiliates are described below.

     REVENUES--The Company earned up to a three percent commission on the sale of infomercial airtime for an affiliated network. As a result of this affiliated network ceasing its distribution efforts in the last quarter of 1999, this service was terminated in September 1999. For the years ended December 31, 1998 and 1999, the Company received approximately $176,000 and $114,000, respectively, for this service.

     The Company distributes Great American Country to certain cable television systems owned or managed by Jones Intercable, Inc. ("Jones Intercable"). Effective April 7, 1999, Jones Intercable is no longer an

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES affiliate of the Company due to the sale of Mr. Jones' interest in Intercable. Jones Intercable, through its new unaffiliated parent, has continued to pay the Company programming license fees subsequent to the sale of Mr. Jones' interest in Jones Intercable. Jones Intercable and its affiliated partnerships paid total license fees to the Company of approximately $921,000 for the year ended December 31, 1998. From January 1, 1999 to April 7, 1999, Jones Intercable and its affiliated partnerships paid total affiliated fees to the Company of approximately $322,000 for this programming service.

     Jones Earth Segment, Inc. ("Earth Segment"), a wholly owned subsidiary of the Company, provides playback, editing, duplication, trafficking and uplinking services to its cable programming network affiliates and to third parties. Earth Segment charges affiliates for its services using rates which are calculated to achieve a specified rate of return on its investment. For the years ended December 31, 1998, 1999 and 2000, Earth Segment charged the related party and its affiliates approximately $2,664,000, $2,787,000 and $2,029,000, respectively, for these services. An affiliated entity terminated its use of certain earth station services provided by Earth Segment in 2000. As a result, the Company received a one-time payment of approximately $1,553,000 in connection with the termination of certain earth station agreements with this affiliated entity.

     In addition, Jones Space Holdings ("Space Holdings"), a subsidiary of the Company, subleases a non-preemptible satellite transponder to an affiliated entity. Satellite transponder lease revenues of approximately $1,174,000, $1,475,000 and $1,540,000, were received from this related party and its affiliates for the years ended December 31, 1998, 1999, and 2000, respectively. An affiliated entity terminated one of its satellite transponder agreements with Space Holdings. As a result, the Company received a one-time payment of approximately $388,000 in connection with the termination of the satellite transponder agreement with this affiliated entity.

     OPERATING EXPENSES--The PIN Venture pays a significant portion of the revenues generated by its infomercial programming in the form of system rebates to all cable systems which enter into agreements to air such programming. Effective December 31, 1998, the Company acquired the remaining Adelphia Communications equity interest in the PIN Venture in exchange for 15,520 shares of the Company's Class A Common Stock. As a result, Adelphia Communications is no longer an affiliated party of the PIN Venture as of January 1, 1999. The PIN Venture paid Jones Intercable and its affiliated partnerships, Cox Communications and Adelphia Communications approximately $5,216,000 for the year ended December 31, 1998 for system rebates. Effective April 7, 1999 Jones Intercable is no longer an affiliate of the Company due to the sale of Mr. Jones' interest in Jones Intercable. The PIN Venture has continued to pay rebates to Jones Intercable (and its affiliated partnerships) and Adelphia Communications subsequent to the change in the ownership structures. From January 1, 1999 to April 7, 1999, the PIN Venture paid Jones Intercable (and its affiliated partnerships) approximately $417,000 for system rebates. The PIN Venture paid Cox Communications approximately $3,116,000 and $3,776,000 for the years ended December 31, 1999 and 2000, respectively, for system rebates.

     Jones Network Sales ("JNS"), a wholly owned subsidiary of Jones International, provides affiliate sales and certain marketing services to the Company. As a result of an affiliated entity ceasing operations, such affiliate sales and marketing functions were incorporated into operations of the Company effective in January 2000. This affiliate charged the Company approximately $906,000 and $1,418,000 for the years ended December 31, 1998 and 1999, respectively, for these services.

     Jones Galactic Radio, Inc. ("Galactic Radio"), a wholly-owned subsidiary of the Company, had a transponder lease agreement with Jones Satellite Holdings ("Satellite Holdings"), an affiliate of the Company, for the use of the sub-carriers on a non-preemptible satellite transponder. This agreement allowed Galactic Radio to use a portion of the transponder to distribute its audio programming. Galactic Radio elected to terminate this agreement on January 31, 2000. Satellite Holdings charged $696,000, $696,000 and $58,000 for the years ended December 31, 1998, 1999 and 2000, for this service.

     The Company leases and subleases office space in Englewood, Colorado from affiliates of Jones International. The Company was charged approximately $148,000, $226,000 and $471,000, for the years ended December 31, 1998, 1999 and
2000, respectively, for rent and associated expenses.

     An affiliate of Jones International provides computer hardware and software support services to the Company. This affiliate charged the Company approximately $733,000, $787,000 and $1,260,000, for the years ended December 31, 1998, 1999 and 2000, respectively, for such services.

     An affiliate of the Company charged the Company approximately $197,000, $33,000 and $11,000 for the years ended December 31, 1998, 1999 and 2000 for the allocated costs of its airplane which was used by the Company in connection with its debt and equity offerings efforts.

     The Company and its consolidated subsidiaries reimburse Jones International and its affiliates for certain allocated administrative expenses such as legal, human resources and tax services. These expenses generally consist of payroll and related benefits. Allocations of personnel costs are generally based on actual time spent by affiliated associates with respect to the Company. Jones International and its affiliates charged the Company approximately $1,116,000, $968,000 and $813,000, for the years ended December 31, 1998, 1999 and 2000, respectively, for these administrative expenses.

     To assist in funding its operating and investing activities, the Company had borrowed funds from Jones International. Jones International charged the Company interest of approximately $506,000 and $38,000, for the years ended December 31, 1998 and 1999, respectively. The Company repaid these advances from borrowings, operating cash flow and/or available cash balances.

     In the normal course of business, Jones International (1) remits funds on behalf of the Company to third parties and affiliates in payment for products and services purchased by the Company, and (2) receives funds on behalf of the Company in payment for products and services provided by the Company. Effective in April 1999, these amounts are reimbursed from or to Jones International on a monthly basis and no interest is charged on the outstanding balance. Outstanding payables to Jones International and related parties at December 31, 2000 were approximately $0.2 million.

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

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

     The Notes are senior obligations of the Company. The Notes are secured by the capital stock of JPN, Inc., the Company's wholly owned intermediate holding company and JPN's direct subsidiaries. The Notes are unconditionally guaranteed (the "Guarantees") by each of the Subsidiary Guarantors (as defined). The Guarantees are senior obligations of the Subsidiary Guarantors and rank pari passu in right of payment with all existing and future Senior Indebtedness of the Subsidiary Guarantors, other than Bank Indebtedness (as defined) and Capitalized Lease Obligations (as defined) of the Subsidiary Guarantors, and are ranked senior in right of payment to all existing and future Subordinated Obligations of the Subsidiary Guarantors. The Guarantees are not secured.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     SENIOR SECURED NOTES - The fair value of the Notes was estimated based on the quoted market prices for the Notes.

     CLASS A COMMON STOCK SUBJECT TO PUT - The fair value of the Company's Class A Common Stock subject to put is estimated based on the estimated purchase price to buy back the Class A Common Stock (see Note 17).

The estimated fair values of the Company's financial instruments are as follows:

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

                                                                     December 31,
                                         -----------------------------------------------------------------
                                                     1999                                  2000
                                         ------------------------------      -----------------------------
                                            Carry             Fair              Carry             Fair
                                            Amount            Value             Amount           Value
                                         ------------      ------------      ------------      -----------
Senior Secured Notes ..................  $100,000,000      $101,500,000      $100,000,000      $95,000,000
Class A Common Stock subject to put ...     1,213,000         1,021,000         1,311,000          951,000


(12) COMMON STOCK

     VOTING RIGHTS--Holders of Class A Common Stock are generally entitled to one vote per share and are entitled to elect 25% of the Board of Directors, and holders of Class B Common Stock are entitled to ten votes per share and to elect the remaining 75% of the Board of Directors. Both classes vote together as a single class on all matters not requiring a class vote under Colorado law.

     STOCK SPLIT--The Board of Directors approved a 5 for 4 forward stock split with respect to the shares of the Company's Class A and Class B Common Stock. This stock split has been reflected retroactively in the accompanying consolidated financial statements.

(13) STOCK OPTIONS

     The Company has adopted an employee stock option plan (the "Plan") that provides for the grant of stock options and stock appreciation rights ("SARs") to employees of the Company. The Plan is construed, interpreted and administered by the Board of Directors or a committee of two of more non-employee directors. The committee or the Board of Directors determines the individuals to whom options are granted, the number of shares subject to the options, the exercise price of the options, the period over which the options become exercisable and the terms and provisions of stock options as it may determine from time to time, subject only to the provisions of the Plan. The Plan (as amended) covers an aggregate of up to 1,750,000 shares of the Company's Class A Common Stock. As of December 31, 2000, options to purchase 1,015,000 shares of Class A Common Stock have been granted and 141,250 shares have been terminated or forfeited upon resignation of the holders. The options outstanding at December 31, 2000 have an exercise price of $12 per share and a weighted average remaining contractual life of 8.73 years. At December 31, 2000, options of 149,063 shares were exercisable.

     The Company accounts for this plan under Accounting Principles Board ("APB") Opinion No. 25, under which no compensation has been recognized. Had compensation cost for this plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

                                                         Year Ended December 31,
                                                     ----------------------------------
                                                          1999                 2000
                                                     -------------         ------------
Net loss                        As reported          $ (10,063,000)        $ (8,915,000)
                                Pro forma              (10,375,000)          (9,445,000)
Basic loss per share            As reported          $       (1.32)        $      (1.16)
                                Pro forma                    (1.36)               (1.23)
Diluted loss per share          As reported          $       (1.32)        $      (1.17)
                                Pro forma                    (1.36)               (1.24)

     The fair value of each of the option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999: risk-free interest rates of 5.26 percent, an expected life of 7 years and expected volatility of 60%. Assumptions used for grants in 2000: risk-free interest rates at 5.16 percent, an expected life of 7 years and expected volatility of 60%.

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

     Basic and diluted weighted average shares amounts for all periods are presented below in accordance with the requirements of SFAS No. 128.

                                               1998           1999           2000
                                             ---------      ---------      ---------
Weighted average shares for basic EPS .....  6,715,805      7,617,926      7,665,843

Less: Shares subject to put ...............     13,795         16,058         51,888

Weighted average shares for diluted EPS ...  6,702,010      7,601,868      7,613,955


(15) INCOME TAXES

     As described in Note 2, the Company joined in filing a consolidated Federal tax return as provided for under the terms of a tax sharing agreement with Jones International and Jones International's other subsidiaries through the first quarter of 1997. Subsequent to the first quarter of 1997, the Company continues to join in filing certain combined state tax returns with Jones International in accordance with the tax sharing agreement. However, the Company does not file combined or consolidated tax returns for all states. Thus, certain subsidiaries incur tax liabilities in a number of states. Pursuant to the terms of the

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES agreement, tax (provisions) benefits are allocated to members of the tax sharing group based on their respective pro rata contribution of taxable income (loss) to Jones International's combined taxable income (loss). For the year ended December 31, 1998, the Company recorded a Federal tax provision of approximately $49,000 to adjust estimated tax provisions to actual tax provisions for the year ended December 31, 1997. For the year ended December 31, 1999, the Company recognized a state tax benefit of approximately $879,000 as a result of the tax sharing arrangement with Jones International. For the year ended December 31, 2000, no state tax benefit (provision) was recognized as a result of the tax sharing arrangement with Jones International.

     The difference between the statutory federal income tax rate and effective rate is summarized as follows:

                                                                             Year Ended December 31,
                                                                -----------------------------------------------
                                                                    1998             1999               2000
                                                                -----------       -----------       -----------
Computed "expected tax benefit" ..............................  $ 3,991,000       $ 3,332,000       $ 2,701,000
State taxes, net of federal benefit ..........................      371,000           294,000           251,000
Minority interest in net loss ................................           --                --           411,000
Other ........................................................      (35,000)          (43,000)          (65,000)
                                                                -----------       -----------       -----------
   Total .....................................................    4,327,000         3,583,000         3,298,000
Valuation allowance ..........................................   (4,327,000)       (3,583,000)       (3,298,000)
                                                                -----------       -----------       -----------
Tax benefit (provision) before impact of tax sharing
   agreement .................................................           --                --                --
Tax provision for subsidiaries filing state tax returns on
   separate company basis ....................................           --          (409,000)         (125,000)
Impact of tax sharing agreement ..............................      (49,000)          879,000                --
                                                                -----------       -----------       -----------
Total income tax benefit (provision) .........................  $   (49,000)      $   470,000       $  (125,000)
                                                                ===========       ===========       ===========

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:


                                                                                      December 31,
                                                                               1999                 2000
                                                                            ------------       ------------
DEFERRED TAX ASSETS:
Net operating loss carry forwards .......................................   $  7,752,000       $ 10,092,000
Future deductible amounts associated with other assets and liabilities ..      4,665,000          4,262,000
                                                                            ------------       ------------
      Total .............................................................     12,417,000       $ 14,354,000
DEFERRED TAX LIABILITIES:
Net assets of MediaAmerica ..............................................       (330,000)          (406,000)
Property and equipment ..................................................       (337,000)        (1,236,000)
Valuation allowance .....................................................    (11,750,000)      $(12,712,000)
                                                                            ------------       ------------
Net deferred tax assets .................................................   $         --       $         --
                                                                            ============       ============

     At December 31, 2000, the Company had net tax operating loss carryforwards ("NOLs") of approximately $25.7 million which will expire between 2013 and 2021. In addition, the Company had net capital loss carryforwards of approximately $0.7 million at December 31, 2000, which will expire in 2006. Although management expects future results of operations to improve, it recognizes the Company's past performance rather than growth projections when determining the valuation allowance. Any subsequent

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES adjustment to the valuation allowance, if deemed appropriate due to changed circumstances, will be recognized as a separate component of the provision for income taxes.

(16) EMPLOYEE INVESTMENT AND DEFERRED COMPENSATION PLANS

     The Company's employees are eligible to participate in an Employee Profit Sharing/Retirement Savings Plan (the "401(k) Plan"). Under the 401(k) Plan, eligible employees are permitted to defer up to 16% of their annual compensation. The Company currently matches 50% of the employees' deferrals up to a maximum of 6% of their annual compensation, with the Company's contribution vesting immediately. Contributions to the 401(k) Plan are invested by the trustees of the 401(k) Plan in accordance with the directions of each participant. Participants or their beneficiaries are entitled to payment of benefits (i) upon retirement either at or after age 65, (ii) upon death or disability or (iii) upon termination of employment, unless the participant elects to receive payment prior to one of the events previously listed. For the years ended December 31, 1998, 1999 and 2000, the Company contributed approximately $99,000, $262,000 and $447,000, respectively, to the 401(k) Plan on behalf of its employees.

     Certain of the Company's key management personnel are eligible to participate in a Deferred Compensation Plan (the "Deferred Compensation Plan"). Under the Deferred Compensation Plan, key employees are permitted to defer receipt of 100% of their annual compensation. The Company currently matches the key employees' deferrals up to a maximum of 6% of their compensation. The contributed funds are deposited with an independent trustee and are invested in a number of pre-selected investment funds. Both the key employees' and the Company's contributions are subject to the claims of the Company's creditors. Participants in the Deferred Compensation Plan or their beneficiaries receive a distribution of their contributions, the Company's contributions, and earnings attributable to those contributions on their separation from employment with the Company or their death. Contributions made by the Company to the Deferred Compensation Plan on behalf of key employees totaled approximately $33,000, $110,000 and $98,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

(17) COMMITMENTS AND CONTINGENCIES

     GAC EQUITY AGREEMENT--In 1998, Great American Country and the Company entered into an equity affiliate agreement with a multiple cable system operator ("MSO"). Pursuant to the terms of the agreement, the Company agreed to issue shares of Class A Common Stock to this MSO in return for this MSOs providing Great American Country's programming to no less than 550,000 of their subscribers by May 31, 1998 and an additional 150,000 subscribers by December 31, 1999. The total number of shares of Class A Common Stock issued was based on the number of subscribers provided by this MSO. As of December 31, 2000, 136,540 shares of Class A Common Stock had been issued. No additional shares of Class A Common Stock are required to be issued to this MSO. The value of the Class A Common Stock was recorded as an intangible asset upon execution of the affiliate agreements and upon issuance of the Class A Common Stock. This intangible is being amortized using the straight-line method over the life of the contract (approximately 10 years). Because of a put option granted to this MSO, the shares issued to this MSO are presented above the Shareholders' Deficit section of the Statements of Financial Position. The

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES amount of accretion from the value of the shares issued to the put option at the exercise date is not significant.

     As noted above, this MSO was granted a put option on the Class A Common Stock issued, whereby, if as of December 31, 2001, the Company or its successor has not completed a public offering of its securities, the MSO would have the option within 60 days of such date to require the Company to buy back its Class A Common Stock at a price equal to all or a portion of the license fees that would have been paid during the period between the date of the agreement and the exercise date of the put option. The purchase price would be based on the total number of MSO subscribers receiving the Great American Country service as of December 31, 1999. Based on the number of subscribers receiving the Great American Country service at December 31, 1999, the estimated purchase price of the Class A Common Stock in the event the put option is exercised would be approximately $951,000.

     The Company rents office facilities, leases computer equipment, leases satellite transponder and enters into digital satellite agreements under various operating agreements. As of December 31, 2000, future minimum lease payments under these noncancelable operating leases for each of the next five fiscal years and thereafter, are as follows:

                   For the Year Ended
                       December 31,
          --------------------------------------
          2001                      $  2,109,000
          2002                         2,392,000
          2003                         2,166,000
          2004                         2,166,000
          2005                         2,166,000
          Thereafter                   4,492,000
                                    ------------
                                    $ 15,491,000
                                    ============

(18) CONDENSED CONSOLIDATING FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

     The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the following wholly-owned subsidiaries of the
Company: JPN, Inc., Jones Direct, Ltd., Jones Space Holdings, Inc., Jones Earth Segment, Inc., Jones Infomercial Networks, Inc., Jones Radio Holdings, Inc., Great American Country, Inc., Jones Galactic Radio, Inc., Jones Infomercial Network Ventures, Inc., Jones Galactic Radio Partners, Inc., Jones Radio Network, Inc., Jones Audio Services, Inc., Jones Radio Network Ventures, Inc., Jones MediaAmerica, Inc., Jones Broadcast Programming, Inc., Jones MatchMedia, Inc., and Jones MAI Radio, Inc. The only existing subsidiary of the Company that did not guarantee the Notes is the PIN Venture (the "Non-Guarantor Subsidiary"). Superaudio and Jones/Capstar were subsidiaries of the Company that did not guarantee the Notes. Superaudio ceased distributing its programming and all other operating activities on January 31, 2000. Jones Radio Network, Inc. purchased all Jones/Capstar assets on April 1, 2000 and now produces and distributes its programming. Assets and liabilities that were transferred to Jones Radio Network, Inc. are now reported under the "Subsidiary Guarantors."

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

     The Company has not provided separate complete financial statements and other disclosures of the respective Subsidiary Guarantors because management has determined that such information is not material to investors. There are no significant contractual restrictions on distributions from each of the Subsidiary Guarantors to the Company.

     Investments in subsidiaries are required to be accounted for by investors on the equity method for purposes of the supplemental condensed consolidating financial statement presentation. Under this method, investments are recorded at cost and adjusted for the investor company's ownership share of the subsidiaries' cumulative results of operations. In addition, investments increase in the amount of contributions to subsidiaries and decrease in the amount of distributions from subsidiaries. The elimination entries necessary for consolidation purposes eliminate the equity method accounting for the investment in subsidiaries and the equity in earnings of subsidiaries, intercompany payables and receivables and other transactions between subsidiaries including contributions and distributions.

     Sections 13 and 15(d) of the Securities Exchange Act of 1934 require presentation of the following supplemental condensed consolidating financial statements. Presented below is condensed consolidating financial information for the Company and its subsidiaries as of and for the years ended December 31, 1998, 1999 and 2000.

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998:

                                                                                   Non-
                                                       The        Subsidiary     Guarantor      Elimination
                                                     Company      Guarantors    Subsidiaries      Entries       Reported
                                                     --------     ----------    ------------    -----------     --------
                                                                              (in thousands)
INCOME STATEMENT DATA:
Revenues .........................................   $    173       $ 25,597       $ 14,163       $ (1,721)      $ 38,212
Operating expenses:
  Operations .....................................         98         15,915         12,889         (1,721)        27,181
  Selling and marketing ..........................         58          4,543            811             --          5,412
  General and administrative .....................      1,116             --             --             --          1,116
  Depreciation and amortization ..................          5          6,166             95             --          6,266
                                                     --------       --------       --------       --------       --------
    Total operating expenses .....................      1,277         26,624         13,795         (1,721)        39,975
                                                     --------       --------       --------       --------       --------
OPERATING INCOME (LOSS) ..........................     (1,104)        (1,027)           368             --         (1,763)
                                                     --------       --------       --------       --------       --------
OTHER EXPENSE (INCOME):
  Interest expense ...............................      7,173          1,798             --             --          8,971
  Interest income ................................       (615)           (33)          (128)            --           (776)
  Equity share of loss (income) of subsidiaries ..      2,597         (2,710)            --            170             57
  Other expense (income), net ....................      1,190            (31)            12             --          1,171
                                                     --------       --------       --------       --------       --------
    Total other expense (income) .................     10,345           (976)          (116)           170          9,423
                                                     --------       --------       --------       --------       --------
  Income (loss) before income taxes and
    minority interest ............................    (11,449)           (51)           484           (170)       (11,186)
  Income tax provision ...........................          1             48             --             --             49
                                                     --------       --------       --------       --------       --------
  Income (loss) before minority interest .........    (11,450)           (99)           484           (170)       (11,235)
                                                     --------       --------       --------       --------       --------
  Minority interests in net income of
    consolidated subsidiaries ....................         --             --             --            215            215
                                                     --------       --------       --------       --------       --------
  NET INCOME (LOSS) ..............................   $(11,450)      $    (99)      $    484       $   (385)      $(11,450)
                                                     ========       ========       ========       ========       ========


                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATING CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998:

                                                                                        Non-
                                                         The          Subsidiary      Guarantor       Elimination
                                                       Company        Guarantors     Subsidiaries       Entries         Reported
                                                       --------       ----------     ------------     -----------       --------
                                                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .............................      $ (11,450)      $     (99)      $     484       $    (385)      $ (11,450)
  Adjustment to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Non-cash expenses (income) ..................            (54)          6,359              97             385           6,787
    Distributions received ......................             --             350              --              --             350
    Net change in assets and liabilities ........         (4,625)          1,979            (106)             --          (2,752)
                                                       ---------       ---------       ---------       ---------       ---------
      Net cash provided by (used in)
        operating activities ....................        (16,129)          8,589             475              --          (7,065)
                                                       ---------       ---------       ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ............             --          (2,067)           (191)             --          (2,258)
  Sale of property and equipment ................             --              41              16              --              57
  Dividend from joint venture ...................            914              --              --            (914)             --
  Purchase of investments .......................         (2,760)             --              --              --          (2,760)
  Purchase of intangible assets .................             --          (3,359)             --              --          (3,359)
  Purchase of MediaAmerica, Inc. ................        (26,700)             --              --              --         (26,700)
                                                       ---------       ---------       ---------       ---------       ---------
      Net cash used in investing activities .....        (28,546)         (5,385)           (175)           (914)        (35,020)
                                                       ---------       ---------       ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deferred financing and
    offering costs ..............................         (4,432)           (115)             --              --          (4,547)
  Advances to/from subsidiaries .................        (32,987)         32,987              --              --              --
  Repayment of borrowings .......................             --          (6,555)             --              --          (6,555)
  Repayment of capital lease obligations ........             --         (28,757)             --              --         (28,757)
  Senior secured notes ..........................        100,000              --              --              --         100,000
  Dividend paid to partners .....................             --              --          (2,146)          2,146              --
  Distributions paid to minority interest .......             --             113              --          (1,232)         (1,119)
                                                       ---------       ---------       ---------       ---------       ---------
      Net cash provided by (used in)
        financing activities ....................         62,581          (2,327)         (2,146)            914          59,022
                                                       ---------       ---------       ---------       ---------       ---------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ...................................         17,906             877          (1,846)             --          16,937
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD ........................................            (25)             79           3,663              --           3,717
                                                       ---------       ---------       ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........      $  17,881       $     956       $   1,817       $      --       $  20,654
                                                       =========       =========       =========       =========       =========


                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

            CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION
                            AS OF DECEMBER 31, 1999:

                                                                                     Non-
                                                      The          Subsidiary      Guarantor       Elimination
                                                    Company        Guarantors     Subsidiaries       Entries         Reported
                                                    --------       ----------     ------------     -----------       --------
                                                                                 (in thousands)
ASSETS:
Cash and cash equivalents ....................      $   7,889       $   2,708       $   2,674      $      --       $  13,271
Available for sale securities ................          6,888              --              --             --           6,888
Accounts receivable ..........................             --          13,627             422             --          14,049
Other current assets .........................              5           1,772              57             --           1,834
                                                    ---------       ---------       ---------      ---------       ---------
       Total current assets ..................         14,782          18,107           3,153             --          36,042
                                                    ---------       ---------       ---------      ---------       ---------
Property and equipment .......................             13          22,584             363             --          22,960
Intangible assets,  net ......................              1          63,640               2             --          63,643
Other long-term assets .......................         34,393         (28,172)            313           (718)          5,816
                                                    ---------       ---------       ---------      ---------       ---------
       Total assets ..........................      $  49,189       $  76,159       $   3,831      $    (718)      $ 128,461
                                                    =========       =========       =========      =========       =========
LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIT):
Accounts payable .............................      $     869       $   2,242       $   1,628      $      --       $   4,739
Producers' fees payable ......................             --           5,308              --             --           5,308
Accrued liabilities ..........................          5,978           5,320             143             --          11,441
Other current liabilities ....................        (62,175)         63,001             483             --           1,309
                                                    ---------       ---------       ---------      ---------       ---------
       Total current liabilities .............        (55,328)         75,871           2,254             --          22,797
Senior secured notes .........................        100,000              --              --             --         100,000
Other long-term liabilities ..................            603             582              --             --           1,185
                                                    ---------       ---------       ---------      ---------       ---------
       Total long-term liabilities ...........        100,603             582              --             --         101,185
                                                    ---------       ---------       ---------      ---------       ---------
Minority interests ...........................             --              --              --            565             565
Common stock subject to put ..................          1,213              --              --             --           1,213
Shareholders' equity (deficit):
   Series A Preferred Stock ..................         23,975              --              --             --          23,975
   Class A Common Stock ......................             53              --              --             --              53
   Class B Common Stock ......................             22              --              --             --              22
   General Partners' Contributions ...........             --              --             350           (350)             --
   Additional paid-in capital ................         27,588              --              --             --          27,588
   Other comprehensive income ................            (26)             --              --             --             (26)
   Retained earnings (accumulate deficit) ....        (48,911)           (294)          1,227           (933)        (48,911)
                                                    ---------       ---------       ---------      ---------       ---------
       Total shareholders'
         equity (deficit) ....................          2,701            (294)          1,577         (1,283)          2,701
                                                    ---------       ---------       ---------      ---------       ---------
       Total liabilities and shareholders'
         equity (deficit) ....................      $  49,189       $  76,159       $   3,831      $    (718)      $ 128,461
                                                    =========       =========       =========      =========       =========

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999:

                                                                                       Non-
                                                       The          Subsidiary     Guarantor      Elimination
                                                     Company        Guarantors    Subsidiaries      Entries      Reported
                                                     --------       ----------    ------------    -----------    --------
                                                                                 (in thousands)
INCOME STATEMENT DATA:
Revenue ...........................................  $     --       $ 42,052       $ 22,314       $     --       $ 64,366
Operating expenses:
  Operating .......................................        --         23,542         19,623             --         43,165
  Selling and marketing ...........................        --          5,669            769             --          6,438
  General and administrative ......................     1,943             --             --             --          1,943
  Depreciation and amortization ...................         9         10,650            116             --         10,775
                                                     --------       --------       --------       --------       --------
    Total operating expenses ......................     1,952         39,861         20,508             --         62,321
                                                     --------       --------       --------       --------       --------
OPERATING INCOME (LOSS) ...........................    (1,952)         2,191          1,806             --          2,045
                                                     --------       --------       --------       --------       --------
OTHER EXPENSE (INCOME):
  Interest expense ................................    12,751             --             --             --         12,751
  Interest income .................................      (568)          (324)          (130)            --         (1,022)
  Equity share of loss (income) of subsidiaries ...    (2,700)         3,772           (111)        (1,067)          (106)
  Other expense (income), net .....................        94            (22)             2             --             74
                                                     --------       --------       --------       --------       --------
    Total other expense (income) ..................     9,577          3,426           (239)        (1,067)        11,697
                                                     --------       --------       --------       --------       --------
  Income (loss) before income taxes and
    minority interest .............................   (11,529)        (1,235)         2,045          1,067         (9,652)
  Income tax provision (benefit) ..................    (1,466)           996             --             --           (470)
                                                     --------       --------       --------       --------       --------
  Income (loss) before minority interest ..........   (10,063)        (2,231)         2,045          1,067         (9,182)
                                                     --------       --------       --------       --------       --------
  Minority interest in net income of
    consolidated subsidiaries .....................        --             --             --            881            881
                                                     --------       --------       --------       --------       --------
  NET INCOME (LOSS) ...............................  $(10,063)      $ (2,231)      $  2,045       $    186       $(10,063)
                                                     ========       ========       ========       ========       ========


                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                      FOR THE YEAR ENDED DECEMBER 31, 1999:


                                                                               Non-
                                                 The          Subsidiary     Guarantor      Elimination
                                               Company        Guarantors    Subsidiaries      Entries      Reported
                                               --------       ----------    ------------    -----------    --------
                                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ........................   $(10,063)      $ (2,231)      $  2,045       $    186        (10,063)
  Adjustment to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
    Non-cash expenses (income) .............      2,340         10,106              5           (186)        12,265
    Net change in assets and liabilities ...    (21,837)        21,039            994             --            196
                                               --------       --------       --------       --------       --------
      Net cash provided by (used in)
        operating activities ...............    (29,560)        28,914          3,044             --          2,398
                                               --------       --------       --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .......        (12)          (651)          (187)            --           (850)
  Cable programming distribution payments ..         --         (6,353)            --             --         (6,353)
  Purchase of investments ..................     (4,154)            --             --             --         (4,154)
  Purchase of intangible assets ............         --           (398)            --             --           (398)
  Purchase of Broadcast Programming ........         --        (20,877)            --             --        (20,877)
                                               --------       --------       --------       --------       --------
      Net cash provided by (used in)
        investing activities ...............     (4,166)       (28,279)          (187)            --        (32,632)
                                               --------       --------       --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deferred offering costs ......       (241)            --             --             --           (241)
  Proceeds from Series A Preferred Stock ...     23,975             --             --             --         23,975
  Dividend paid to partners ................         --             --         (2,000)         2,000             --
  Distributions paid to minority interest ..         --          1,117             --         (2,000)          (883)
                                               --------       --------       --------       --------       --------
      Net cash provided by (used in)
        financing activities ...............     23,734          1,117         (2,000)            --         22,851
                                               --------       --------       --------       --------       --------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS .........................     (9,992)         1,752            857             --         (7,383)
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD ................................     17,881            956          1,817             --         20,654
                                               --------       --------       --------       --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...   $  7,889       $  2,708       $  2,674       $     --       $ 13,271
                                               ========       ========       ========       ========       ========


                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

            CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION
                            AS OF DECEMBER 31, 2000:

                                                                                 Non-
                                                  The          Subsidiary     Guarantor      Elimination
                                                Company        Guarantors    Subsidiaries      Entries        Reported
                                                --------       ----------    ------------    -----------      --------
                                                                            (in thousands)
ASSETS:
Cash and cash equivalents ..................    $  12,178       $   1,127       $   1,595      $      --       $  14,900
Available for sale securities ..............        3,312              --             400             --           3,712
Accounts receivable ........................           --          15,604             387             --          15,991
Other current assets .......................           18           1,274              39             --           1,331
                                                ---------       ---------       ---------      ---------       ---------
       Total current assets ................       15,508          18,005           2,421             --          35,934
                                                ---------       ---------       ---------      ---------       ---------
Property and equipment .....................           34          20,436             363             --          20,833
Intangible assets, net .....................        3,348          56,473               1             --          59,822
Other long-term assets .....................       32,663         (26,173)             --         (1,539)          4,951
                                                ---------       ---------       ---------      ---------       ---------
       Total assets ........................    $  51,553       $  68,741       $   2,785      $  (1,539)      $ 121,540
                                                =========       =========       =========      =========       =========
LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT):
Accounts payable ...........................    $   1,299       $   3,095       $   1,684      $      --       $   6,078
Producers' fees payable ....................           --           5,352              --             --           5,352
Accrued liabilities ........................        6,342           4,897              70             --          11,309
Other current liabilities ..................      (53,100)         53,625             365             --             890
                                                ---------       ---------       ---------      ---------       ---------
       Total current liabilities ...........      (45,459)         66,969           2,119             --          23,629
                                                ---------       ---------       ---------      ---------       ---------
Senior secured notes .......................      100,000              --              --             --         100,000
Other long-term liabilities ................        1,026             601              --             --           1,627
                                                ---------       ---------       ---------      ---------       ---------
       Total long-term liabilities .........      101,026             601              --             --         101,627
                                                ---------       ---------       ---------      ---------       ---------
Minority interest ..........................           --              --              --            298             298
Common stock subject to put ................        1,311              --              --             --           1,311
Shareholders' equity (deficit):
   Series A Preferred stock ................       23,975              --              --             --          23,975
   Class A Common Stock ....................           53              --              --             --              53
   Class B Common Stock ....................           22              --              --             --              22
   General Partners' Contributions .........           --              --             350           (350)             --
   Additional paid-in capital ..............       28,453              --              --             --          28,453
   Other comprehensive income ..............           (2)             --              --             --              (2)
   Retained earnings (deficit) .............      (57,826)          1,171             316         (1,487)        (57,826)
                                                ---------       ---------       ---------      ---------       ---------
       Total shareholders'
         equity (deficit) ..................       (5,325)          1,171             666         (1,837)         (5,325)
                                                ---------       ---------       ---------      ---------       ---------
       Total liabilities and shareholders'
         equity (deficit) ..................    $  51,553       $  68,741       $   2,785      $  (1,539)      $ 121,540
                                                =========       =========       =========      =========       =========

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000:

                                                                                      Non-
                                                       The          Subsidiary     Guarantor      Elimination
                                                     Company        Guarantors    Subsidiaries      Entries      Reported
                                                     --------       ----------    ------------    -----------    --------
                                                                                 (in thousands)
INCOME STATEMENT DATA:
Revenues ..........................................  $     --       $ 61,691       $ 25,891       $ (1,741)      $ 85,841
Operating expenses:
  Operating .......................................        --         33,521         22,623         (1,741)        54,403
  Selling and marketing ...........................        --          9,334            897             --         10,231
  General and administrative ......................     2,503             --             --             --          2,503
  Depreciation and amortization ...................        88         14,114            144             --         14,346
                                                     --------       --------       --------       --------       --------
      Total operating expenses ....................     2,591         56,969         23,664         (1,741)        81,483
                                                     --------       --------       --------       --------       --------
      OPERATING INCOME (LOSS) .....................    (2,591)         4,722          2,227             --          4,358
                                                     --------       --------       --------       --------       --------
OTHER EXPENSE (INCOME):
  Interest expense ................................    12,536             --             --             --         12,536
  Interest income .................................      (624)          (183)          (238)            --         (1,045)
  Write-off of deferred offering costs ............       725             --             --             --            725
  Equity share of loss (income) of subsidiaries ...    (6,324)         7,649             --         (1,327)            (2)
  Other expense (income), net .....................        11           (213)            62             --           (140)
                                                     --------       --------       --------       --------       --------
      Total other expense (income) ................     6,324          7,253           (176)        (1,327)        12,074
                                                     --------       --------       --------       --------       --------
Income (loss) before income taxes and
  minority interest ...............................    (8,915)        (2,531)         2,403          1,327         (7,716)
Income tax provision (benefit) ....................        --            123              1             --            124
                                                     --------       --------       --------       --------       --------
Income (loss) before minority interest ............    (8,915)        (2,654)         2,402          1,327         (7,840)
Minority interest in net income of
  consolidated subsidiaries .......................        --             --             --          1,075          1,075
                                                     --------       --------       --------       --------       --------
NET INCOME (LOSS) .................................  $ (8,915)      $ (2,654)      $  2,402       $    252       $ (8,915)
                                                     ========       ========       ========       ========       ========


                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000:

                                                                                      Non-
                                                       The          Subsidiary     Guarantor      Elimination
                                                     Company        Guarantors    Subsidiaries      Entries      Reported
                                                     --------       ----------    ------------    -----------    --------
                                                                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...............................  $ (8,915)      $ (2,654)      $  2,402       $    252       $ (8,915)
  Adjustment to reconcile net loss to
    net cash provided by (used in)
    operating activities:
    Non-cash expenses .............................       303         16,991            206           (252)        17,248
    Net change in assets and liabilities ..........     9,848        (10,307)           (82)            --           (541)
                                                     --------       --------       --------       --------       --------
      Net cash provided by operating activities ...     1,236          4,030          2,526             --          7,792
                                                     --------       --------       --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ..............       (31)        (3,219)          (205)            --         (3,455)
  Purchases of intangible assets ..................        (9)        (4,088)            --             --         (4,097)
  Purchases (sale) of investments .................     3,577             23           (400)            --          3,200
  Liquidation of partnerships .....................        --             15             --             --             15
                                                     --------       --------       --------       --------       --------
      Net cash provided by (used in)
        investing activities ......................     3,537         (7,269)          (605)            --         (4,337)
                                                     --------       --------       --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deferred offering costs .............      (484)            --             --             --           (484)
  Distributions of minority interest ..............        --          1,658         (3,000)            --         (1,342)
                                                     --------       --------       --------       --------       --------
      Net cash used in financing activities .......      (484)         1,658         (3,000)            --         (1,826)
                                                     --------       --------       --------       --------       --------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ................................     4,289         (1,581)        (1,079)            --          1,629
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD .......................................     7,889          2,708          2,674             --         13,271
                                                     --------       --------       --------       --------       --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD ...................................  $ 12,178       $  1,127       $  1,595       $     --       $ 14,900
                                                     ========       ========       ========       ========       ========

(19) REPORTABLE SEGMENTS

     During the year 2000, the Company had five reportable segments: network radio, cable television programming, Internet advertising sales services, satellite services and general and administrative-corporate. The Company's reportable segments have been determined in accordance with the Company's internal management structure. See Note 2 for descriptive information about the Company's segments and the summary of significant accounting policies. The Company evaluates performance based on many factors, one of the primary measures is EBITDA. EBITDA represents operating income (loss) plus depreciation and amortization minus the EBITDA attributable to the minority interests in the PIN Venture, a consolidated 55%-owned subsidiary.

     The following tables set forth the Company's financial results by operating segments. The presentation of reportable segments has been changed from that presented in the prior periods to combine the results of operations from Internet websites related to the Company's radio programming with the network radio segment and the results of operations from Internet websites related to one of the Company's cable television networks with the cable television programming segment. Because of the complementary nature of the Company's Internet websites to their respective radio program and cable television network counterparts, the Company has decided to include the results of operations of these companion websites in the Company's respective network radio and cable television programming operations. In addition, the Company has combined the presentation of its radio programming content and radio advertising sales services segments

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES into the network radio segment. Management believes that this presentation provides a more meaningful analysis of the Company's business segments.

                                                                 Year Ended December 31,
                                                         1998              1999             2000
                                                      ------------     -------------     ------------
                                                                      (in thousands)
Revenues:
Network radio .......................................  $ 15,148          $ 28,522           $ 41,991
Cable television programming ........................    16,892            27,345             34,311
Internet advertising sales services .................        --                --              1,532
Satellite services ..................................     6,172             8,499              8,007
                                                       --------          --------           --------
   Total revenues ...................................  $ 38,212          $ 64,366           $ 85,841
                                                       ========          ========           ========

EBITDA:
Network radio .......................................  $    567          $  5,245           $ 10,277
Cable television programming ........................       177             2,332              3,417
Internet advertising sales services .................        --                --                146
Satellite services ..................................     4,875             7,186              7,367
                                                       --------          --------           --------
   Segment total ....................................     5,619            14,763             21,207
Reconciliation to operating income:
General and administrative - Corporate ..............     1,116             1,943              2,503
Depreciation and amortization .......................     6,266            10,775             14,346
                                                       --------          --------           --------
   Total operating income (loss) ....................  $ (1,763)         $  2,045           $  4,358
                                                       ========          ========           ========

Reconciliation of segment EBITDA to total EBITDA:
Segment total .......................................  $  5,619          $ 14,763           $ 21,207
General and administrative - general ................    (1,116)           (1,943)
                                                                                              (2,503)
   Less: EBITDA minority interest ...................      (213)             (860)            (1,061)
                                                       --------          --------           --------
 EBITDA .............................................  $  4,290          $ 11,960           $ 17,643
                                                       ========          ========           ========
Depreciation and amortization:
Network radio .......................................  $  1,592          $  4,647           $  6,676
Cable television programming ........................       704             2,093              3,702
Internet advertising sales services .................        --                --                 24
Satellite services ..................................     3,965             4,026              3,856
                                                       --------          --------           --------
   Segment total ....................................     6,261            10,766             14,258
General and administrative - Corporate ..............         5                 9                 88
                                                       --------          --------           --------
   Total depreciation and amortization ..............  $  6,266          $ 10,775           $ 14,346
                                                       ========          ========           ========

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

                                                Year Ended December 31,
                                           1998          1999          2000
                                         --------      --------      --------
Total assets:
Network radio .........................  $ 48,545      $ 39,582      $ 49,346
Cable television programming ..........    12,437        20,058         4,091
Internet advertising sales services ...        --            --           198
Satellite services ....................    23,183        19,633        16,352
                                         --------      --------      --------
   Segment total ......................    84,165        79,273        69,987
Corporate .............................    26,729        49,189        51,553
                                         --------      --------      --------
   Total assets .......................  $110,894      $128,462      $121,540
                                         ========      ========      ========
Capital expenditures:
Network radio .........................  $    582      $    405      $  2,499
Cable television programming ..........       336           246           275
Internet advertising sales services ...        --            --           115
Satellite services ....................     1,337           186           536
                                         --------      --------      --------
   Segment total ......................     2,255           837         3,425
Corporate .............................         3            13            30
                                         --------      --------      --------
   Total capital expenditures .........  $  2,258      $    850      $  3,455
                                         ========      ========      ========

     Segment EBITDA excludes intersegment transactions between the satellite services and cable television programming segments for the satellite services provided to the PIN Venture and Great American Country for $3,581,000 $3,526,000 and $3,794,000, for the years ended December 31, 1998, 1999 and 2000, respectively. Segment EBITDA differs from operating income (loss) of each of the segments by the amount of depreciation and amortization expenses of each segment.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Jones Media Networks, Ltd.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Jones Media Networks, Ltd. and subsidiaries as of December 31, 1999 and 2000, and for the years ended December 31, 1998, 1999 and 2000 included in this annual report on Form 10-K, and have issued our report thereon dated February 2, 2001. Our audits were made for the purpose of forming an opinion on these financial statements taken as a whole. The supplemental schedule included in this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the financial statements. The schedule has been subjected to the auditing procedures applied in the audits of these financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to these financial statements taken as a whole.


                                        ARTHUR ANDERSEN LLP


Denver, Colorado
February 2, 2001

                                   SCHEDULE II

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


                                           Balance         Additions      Deductions
                                              at          charged to         for             Balance
                                          beginning       costs and        accounts         at end of
Classifications                           of period        expenses       written-off        period
---------------                           ----------      ----------      -----------      ----------
Fiscal Year ended December 31, 2000:
    Allowance for Doubtful Accounts ....  $1,192,818      $1,012,451      $ (187,791)      $2,017,478
Fiscal Year ended December 31, 1999:
    Allowance for Doubtful Accounts ....     897,487         750,580        (455,249)       1,192,818
Fiscal Year ended December 31, 1998:
    Allowance for Doubtful Accounts ....     157,405         858,765        (118,683)         897,487


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

NAME                                  AGE      POSITION
Glenn R. Jones ..................      71      Chairman of the Board
Jeffrey C. Wayne ................      46      President and Director
Jay B. Lewis ....................      42      Group Vice President/Finance,
                                               Chief Financial Officer,
                                               Treasurer and Director
Ron Hartenbaum ..................      48      President-Jones Radio Network
                                               and Director(1)
Gary Schonfeld ..................      48      Chief Executive Officer- Jones
                                               MediaAmerica(1)
Amy Mickles .....................      33      Vice President/Controller
Yrma G. Rico ....................      53      Director
Fred A. Vierra ..................      69      Director
Timothy J. Burke ................      50      Director
James J. Krejci .................      59      Director


-------------------

(1) Pursuant to an agreement entered into in connection with the acquisition of Jones MediaAmerica, Messrs. Hartenbaum and Schonfeld together may nominate one member of our Board of Directors. This right terminates upon the earlier of July 10, 2007 and the date on which, among other things, the direct or indirect ownership of Class A Common Stock by Messrs. Hartenbaum and Schonfeld falls below certain levels.

     The principal occupations for at least the past five years of each of our directors and executive officers and certain are as follows:

     GLENN R. JONES has been involved in the cable television business in various capacities since 1961 and currently serves as a director and/or executive officer of many of our affiliates, including being Chairman of the Board and Chief Executive Officer of JonesKnowledge.com, Inc. He has been our Chairman of the Board since 1993 and was President from May 1999 to October 1999. For more than five years, until April 1999, Mr. Jones was Chairman and Chief Executive Officer of Jones Intercable, Inc., a multiple system cable television operator. In addition, Mr. Jones is a member of the Board and Education Council of the National Alliance of Business. In 1994, Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame. Mr. Jones received a B.S. in Economics from Allegheny College and a J.D. from the University of Colorado School of Law.

     JEFFREY C. WAYNE, who served as President and Chief Operating Officer, Cable Network Operations, and as Vice President/General Manager for Great American Country since July 1997, was elected President, Cable Programming Networks and President/General Manager for Great American Country in January 1998, and was elected to be our President and a director in October 1999. Mr. Wayne is a 24-year veteran of the cable television industry. From 1995 to July 1997, Mr. Wayne was Vice President of Programming for The Providence Journal's Broadcast Division. At The Providence Journal, he was responsible for overseeing a portfolio of cable network programming ventures including The Television Food Network and America's Health Network. From 1978 to 1995, Mr. Wayne held various marketing positions with Colony Communications, Inc., a top 20 multiple system cable operator with over 800,000 subscribers, serving as Executive Director of Marketing and Ad Sales from 1988 to 1993 and Vice President of Marketing and Ad Sales from 1994 to 1995. Mr. Wayne has a B.A. in Political Science from the University of Colorado.

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

     RON HARTENBAUM co-founded Jones MediaAmerica in 1987, and has been its Chairman since its formation. Mr. Hartenbaum became the President of Jones Radio

Network and a director upon the consummation of the MediaAmerica acquisition in July 1998. Mr. Hartenbaum has over 20 years of experience in radio advertising sales. Before forming MediaAmerica, Mr. Hartenbaum was Vice President and Director of Advertising Sales for Westwood One for six years. Prior to joining Westwood One, Mr. Hartenbaum was involved in advertising sales for ABC Radio and advertising development at ad agencies Needham Harper Worldwide and Grey Advertising for national advertisers. Mr. Hartenbaum has a B.A. from Queens College and an MBA from New York University.

     GARY SCHONFELD co-founded Jones MediaAmerica and has served as its President since its formation in 1987. Mr. Schonfeld became the Chief Executive Officer-Jones MediaAmerica upon the consummation of the MediaAmerica acquisition in July 1998. Mr. Schonfeld has over 20 years of experience in the sales arena, including Vice-President Eastern Sales Region for Westwood One. Previously Mr. Schonfeld served as an account executive with CBS Radio Networks and in various positions with Fairchild Publications, Y&R Advertising and ABC Radio. Mr. Schonfeld has a B.A. from the University of Vermont and an M.A. from the University of Michigan.

     AMY MICKLES has served as our Controller since July 1999 and was elected our Vice President/Controller in April 2000. Ms. Mickles has been associated with Jones International since February 1995, serving as Senior Accountant from February 1995 to December 1995, as Accounting Manager from January 1996 to February 1998 and Director of Financial Accounting from March 1998 to June 1999. From February 1993 to February 1995, Ms. Mickles was a Senior Auditor at Banc One Corporation (now Banc One, National Association), and from August 1991 to February 1993, she was an auditor at Deloitte & Touche LLP. Ms. Mickles received a B.S. in Accounting from the University of Houston and is a certified public accountant in the State of Colorado.

     YRMA G. RICO, one of our directors, is General Manager of KCEC-TV, Channel 50, in Denver, Colorado, a position she has held since 1992. Ms. Rico was appointed a director in July 1998. She has 19 years of experience in the television industry and has served as the National Sales Manager for KCEC-TV and WNAC-TV, in Providence, Rhode Island.

     FRED A. VIERRA, one of our directors, is a consultant to Liberty Media, Inc., a position he has held since January 1998. Mr. Vierra was appointed as director in July 1998. From 1994 to January 1998, he served as Vice Chairman and Chief Executive Officer of Tele- Communications International, Inc. From 1992 to 1994, he served as an Executive Vice President of TCI. Mr. Vierra served as the President of United Artists Entertainment Company from 1989 to 1991 and as the President of United Cable Television Corporation from 1982 to 1989, when the company was merged into United Artists. Mr. Vierra is a member of the Board of Directors of Flextech plc. Mr. Vierra has previously served as a member of the Board of Directors of Turner Broadcasting and the Discovery Channel. Mr. Vierra has a B.S. in Business Administration from the University of Tulsa.

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

     JAMES J. KREJCI was appointed as a director in March 2000. Mr. Krejci is President and CEO of Comtec International, Inc., a company in the specialized mobile radio services business, headquartered in Englewood, Colorado. Prior to joining Comtec International, Inc. in February 1998, Mr. Krejci was President and CEO of Imagelink Technologies, Inc., headquartered in Boulder, Colorado, from June 1996 to February 1998. Prior to that, he was President of the International Division of International Gaming Technology, the world's largest gaming equipment manufacturer, with headquarters in Reno, Nevada from May 1994 to February 1995. He was formally a director of Jones Intercable and an officer and director of various affiliates of Jones International.

                         ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the compensation for services in all capacities for the years ended December 31, 1998, 1999 and 2000 for our President, two of our former Presidents, and our other four most highly compensated executive officers and key employees whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG TERM
                                                                             ALL OTHER        COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR      SALARY         BONUS          COMPENSATION(1)       AWARDS(2)


Jeffrey C. Wayne..............     2000      $ 225,000      $ 93,215         $ 18,360             20,000
  President                        1999        190,246       331,000(3)        33,751            100,000
                                   1998        170,007        90,275           10,200             25,000

Jay B. Lewis..................     2000        194,700        82,010           15,822             37,500
  Group Vice President/            1999        192,758        60,000           16,780               --
  Finance and Chief Financial      1998        175,008        75,000           14,100             62,500
  Officer

Ron Hartenbaum................     2000        309,230       120,000           20,250               --
  President of Jones Radio         1999        306,474        37,500           16,800               --
  Network                          1998        141,667(4)       --               --                 --

Gary Schonfeld................     2000        309,985       120,000           20,250               --
  Chief Executive Officer-         1999        306,984        37,500           16,800               --
  Jones MediaAmerica               1998        141,667(4)       --               --                 --

Amy Mickles....................    2000         95,798        44,000           3,024              10,000
  Vice President/Controller        1999         40,000(5)      5,000           1,200               6,250
                                   1998                                                            1,250

Glenn R. Jones(6).............     2000         50,000          --              --                  --
  Former President                 1999         55,289          --             3,317                --
                                   1998           --            --              --                62,500

Gregory J. Liptak(7)..........     2000           --            --              --                  --
  Former President                 1999         94,637          --            14,826                --
                                   1998        283,879        75,000          17,033              50,000


-------------------

(1) Our employees are entitled to participate in a 401(k) profit sharing plan and/or a deferred compensation plan. The amounts shown in this column represent our contributions to the 401(k) profit sharing plan and/or the deferred compensation plan for the benefit of the named person's account.

(2) Represents the number of shares of Class A Common Stock underlying stock options granted to named executives.

(3) Pursuant to an agreement with Mr. Wayne, in November 1999, Mr. Wayne received a $250,000 bonus based on attainment of a specified level of distribution of GAC. Mr. Wayne was elected President in October 1999.

(4)  Represents partial year payments from commencement of employment in July
     1998.

(5)  Represents partial year payments from commencement of employment in July
     1999.

(6) Mr. Jones has been Chairman of our Board since our inception. He did not receive any compensation for services during periods prior to May 1999. He served as our President from May 1999 to October 1999, during which period he received compensation of $45,833. Since such period, his annual compensation is $50,000.

(7) On April 27, 1999, Mr. Liptak resigned as President. Mr. Liptak's stock option was forfeited upon his termination.

BONUS PLAN

     Effective for 2000, the Board adopted a bonus plan that will generally cover all of our divisions and companies, except PIN, which has its own bonus plan. The plan covers our associates, including executives. Bonuses will be calculated on a number of different bases, depending upon the division or company involved, the position held by the recipient, the nature of the business of that division or company, the specific targets and the means of measuring achievement (such as comparison of revenues and EBITDA with budgeted revenue and EBITDA levels). Bonuses are generally based on a percentage of base salary. Bonuses will be partially "objective" (for example, meeting certain budget criteria) and, to a lesser extent, "subjective" (relating specifically to an individual's overall achievements during the year). The bonuses of the Named Executive Officers will be in the range of 25% of base salary if budget levels are achieved. Other personnel will participate at ranges of approximately 3% to 25% of their base salaries, depending on their achievement of the objective and subjective measures under the plan. Extraordinary levels of achievement could result in bonuses exceeding 25% of an individual's base salary.

OPTION GRANTS IN 2000

     Options to acquire 1,015,000 shares of Class A Common Stock have been granted under our 1998 Stock Option Plan (the "Plan"), of which options for 141,250 shares have been terminated or forfeited upon resignation of the holders. No options have been exercised. The following table sets forth information with respect to grants of stock options during 2000 to the executive officers named in the Summary Compensation Table.

                                                                                   POTENTIAL REALIZABLE VALUE
                                                                                   AT ASSUMED ANNUAL RATES OF
                                                                                    STOCK PRICE APPRECIATION
                            INDIVIDUAL GRANTS                                           FOR OPTION TERM(1)
                         -------------------------                                  -------------------------
                                        % OF TOTAL
                                          OPTIONS
                                          GRANTED
                                          TO ALL     EXERCISE
                          OPTIONS        EMPLOYEES    PRICE         EXPIRATION
NAME                     GRANTED(2)       IN 2000   ($/SHARE)          DATE         5% ANNUAL      10% ANNUAL
----                     ----------     ----------  ---------       ----------      ---------      ----------
Jeffrey C. Wayne          20,000            8.9%     $ 12.00         12/18/10        $154,580       $ 407,380
Jay B. Lewis              37,500           16.7%       12.00         12/18/10         289,838         763,838
Amy Mickles               10,000            4.5%       12.00         04/12/10          70,660         182,350

-------------------

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

     CHANGES OF VESTING OF CERTAIN OPTIONS. Certain stock option agreements for Messrs. Wayne and Lewis, to purchase an aggregate of 120,000 and 100,000 shares of Class A Common Stock, respectively, require the vesting of any unvested portions of said option upon the occurrence of certain events, including the sale of all or substantially all of the assets or a merger in which we, or a company controlled by Mr. Jones, is not the surviving corporation. These options would not so vest if the optionee is retained in his present position and job site after the event.

COMMITTEES

     Our Board currently has an executive committee, a compensation committee and an audit committee. The executive committee was established on October 11, 1999 and consists of Messrs. Jones, Hartenbaum and Burke. No executive committee meetings were held in 2000. The executive committee may act in the Board's stead, except where action by the full Board is required by law, by our articles of incorporation, our bylaws or the indenture governing our Senior Notes.

     The compensation committee was established on March 14, 2000 and consists of Messrs. Vierra and Krejci and Ms. Rico. No compensation committee meetings were held during 2000. The compensation committee determines compensation, excluding awards under our 1998 Stock Option Plan, for our executive officers.

     The audit committee was established on March 14, 2000 and consists of Messrs. Krejci and Vierra and Ms. Rico. Three audit committee meetings were held during 2000. The audit committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the results of audits, approves professional services provided by the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Not applicable.

EMPLOYMENT AGREEMENTS

     On July 10, 1998, we entered into employment agreements with Ron Hartenbaum and Gary Schonfeld. These employment agreements are for three years and restrict them from competing with us during the term of employment and for two years after the agreements terminate. These agreements were amended on January 10, 2001 to extend their term to July 10, 2004 and to increase the annual salaries of Messrs. Hartenbaum and Schonfeld to $350,000. These agreements renew annually unless terminated by the parties. Each agreement provides for eligibility for a variety of employee benefits and plans generally made available to our key associates at their level. On January 10, 2001, Messrs. Hartenbaum and Schonfeld were each granted a stock option to purchase 75,000 shares of our Class A Common Stock at an exercise price per share of $12.00, which was determined to be not less than the fair market value of a share of our Class A Common Stock on the date of grant. Both of these stock option agreements require the vesting of any unvested portions of said option upon the occurrence of certain events, including the sale of all or substantially all of the assets or a merger in which we, or a company controlled by Mr. Jones, is not the surviving corporation. These options would not so vest if the optionee is retained in his present position and job site after the event.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2000, the Board set the compensation of our executive officers. From January 1, 2000 through March 14, 2000, the Board was comprised of Messrs. Jones, Wayne, Lewis, Hartenbaum, Vierra and Burke and Ms. Rico. On March 14, 2000, Mr. Krejci became a member of the Board. Messrs. Jones and Burke, in addition to serving as directors, also served as directors and officers of a number of our affiliates during 2000.

            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,
                            DIRECTORS AND MANAGEMENT

     The following table sets forth certain information as of March 22, 2001, regarding ownership of our Class A Common Stock, Class B Common Stock and Series A Convertible Preferred Stock by persons (including any group) known to us to be beneficial owners of more than 5% of such class of stock, our individual directors, each of the executive officers named in the Summary Compensation Table and our executive officers and directors as a group. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days.

                                                                                     Series A Convertible
                                                Common Stock                           Preferred Stock
                               -------------------------------------------------  --------------------------
                                      Class A                     Class B
                               ----------------------    -----------------------
                                                                                                             Percent of   Percent of
                                                                                                                 Total       Total
Name and Address of            Number of     Percent     Number of      Percent    Number of        Percent     Voting     Economic
Beneficial Owner(1)(2)           Shares      of Class      Shares       of Class      Shares        of Class    Power      Interest
----------------------         ---------     --------    ----------     --------   ---------        -------- ----------   ----------
Glenn R. Jones              4,095,984(3)(4)   74.5%   2,131,400(3)(5)     95.5%   1,600,000(3)(6)    83.4%      90.9%        81.1%
9697 East Mineral Avenue
Englewood, CO  80112
Jeffrey C. Wayne               37,500(7)        *            --             --           --            --         *            *
9697 East Mineral Avenue
Englewood, CO 80112
Jay B. Lewis                   31,250(8)        *            --             --           --            --         *            *
9697 East Mineral Avenue
Englewood, CO 80112
Ron Hartenbaum                329,140(9)       6.0           --             --           --            --        1.1%         3.4%
11 West 42nd Street
New York, NY 10036
Gary Schonfeld                329,140(9)       6.0           --             --           --            --        1.1%         3.4%
11 West 42nd Street
New York, NY  10036
Tuxedo Shirt, Inc.            658,280(9)      12.0           --             --           --            --        2.2%         6.9%
11 West 42nd Street
New York, NY  10036
Amy Mickles                     2,750(10)       *            --             --           --            --         *            *
9697 East Mineral Avenue
Englewood, CO 80112
Adelphia Communications
  Corporation                 374,632          6.9           --             --           --            --        1.3%         3.9%
5 West Third Street
Coudersport, PA 16915
Sandler Capital Management         --          --            --             --      160,000           8.3         *           1.6%
767 Fifth Avenue
New York, NY  10153
All executive officers
  and directors
as a group (11 persons)     4,505,999(12)     80.8    2,131,400           95.5    1,600,000          83.4       92.0%        84.7%


*    less than one percent

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

(4) Includes 884,108 shares owned by Mr. Jones, 31,250 shares deemed to be held by Mr. Jones pursuant to a presently exercisable stock option and 3,180,626 shares held by Jones International.

(5) Includes 328,900 shares owned by Mr. Jones and 1,802,500 shares held by Jones International.

(6) Represents shares held by Jones International Trust LLC, a Colorado limited liability company. An affiliate of Jones International is the managing member. Through Mr. Jones' ownership of Jones International, he is deemed to be the beneficial holder of said shares.

(7) Represents shares deemed to be held by Mr. Wayne pursuant to presently exercisable stock options.

(8) Represents shares deemed to be held by Mr. Lewis pursuant to a presently exercisable stock options.

(9) Tuxedo Shirt, Inc. is owned by Messrs. Hartenbaum and Schonfeld, and was formerly known as MediaAmerica, Inc., the company which sold its advertising representation business assets to us in 1998. The shares owned by Tuxedo

     Shirt, Inc. are beneficially owned 50% by Mr. Hartenbaum and 50% by Mr. Schonfeld.

(10) Represents shares deemed to be held by Ms. Mickles pursuant to presently exercisable stock options.

(11) Includes 112,125 shares deemed to be held by various executive officers and directors pursuant to presently exercisable stock options.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Where applicable, references in this section to amounts paid to or by us include amounts paid to or by the PIN Venture, an entity that is not wholly owned, as well as our wholly owned subsidiaries.

ADVANCES

     Since our inception, we have received advances from Jones International and related parties to fund our activities. These advances had no maturity date and accrued interest at the published prime rate plus 2%. Starting in April 1999, these amounts were reimbursed from or to Jones International on a monthly basis and no interest was paid in 2000.

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

     The tax allocation agreement with Jones International gave Jones International the option to either make a payment of the tax benefits due to the subsidiary members of the tax sharing group or defer such payments until a subsequent taxable period in which the subsidiary member generates taxable income and has a tax payment due either to Jones International or to a federal or state taxing authority. Jones International could defer such payments for a period not to exceed five years from the date the tax benefits were incurred and would accrue interest at the time the deferred amounts originate. For the year ended December 31, 2000, no state tax benefit (provision) was recognized as a result of the tax sharing arrangement with Jones International.

SATELLITE SERVICES

     We have agreements to provide uplinking, playback, trafficking and related services to Jones International that terminate on December 31, 2004. We have the right to terminate the uplinking agreement upon 30-days' written notice. We received approximately $2,029,000 for these services for the year ended December 31, 2000.

     Beginning July 1, 1998, we also provided additional uplinking, playback, trafficking and related services to Knowledge TV, LLC ("KTV"), a subsidiary of Jones International, in connection with the lease of an additional channel on one of our satellite transponders for a monthly fee of $30,000 plus a proportionate share of expenses. In December 2000, we negotiated with KTV a termination of these agreements and received a one time termination payment of approximately $1,553,000, which was calculated based on the value of the estimated future payments under the agreements, discounted at 11.75% per annum.

SATELLITE TRANSPONDER AGREEMENTS

     We lease to Jones International one compressed channel on one of our satellite transponders. We have the right to terminate the lease at any time upon 30-days' written notice. The monthly payments may be adjusted periodically through the December 2004 expiration date based on the number of affiliate customers using the transponder. We received lease payments of approximately $1,540,000 for the year ended December 31, 2000.

     Effective July 1, 1998, we also leased one additional channel on the transponder to KTV, at a monthly lease rental of approximately $61,000. In early 1999, KTV sold its subscriber base to a third party and ceased all broadcasting efforts in early 2000. In December 2000, we negotiated with KTV a termination of this agreement and certain other agreements described above and received a one time termination payment in the aggregate amount of approximately $388,000, which was calculated based on the value of the estimated future payments under this agreement, discounted at 11.75% per annum.

     We subleased from Jones Satellite Holdings, a subsidiary of Jones International, an audio channel on a non-preemptible satellite transponder on the Galaxy V communications satellite for approximately $58,000 per month. Pursuant to our right to terminate this agreement, and concurrent with the ceasing of broadcasting efforts by Superaudio, we terminated the agreement on January 31, 2000. Jones Satellite Holdings charged lease payments of $58,000 for the year ended December 31, 2000.

COMPUTER SERVICES

     A subsidiary of Jones International provides computer hardware and software services and miscellaneous related support services to us and other parties related to Jones International. We paid service fees to this subsidiary of approximately $1,260,000 for the year ended December 31, 2000.

OFFICE LEASE AND SUBLEASE

     We lease and sublease office space in Englewood, Colorado from parties related to Jones International on a month-to-month basis. We paid rent and associated expenses under these leases and subleases of approximately $471,000 for the year ended December 31, 2000.

ADMINISTRATIVE SERVICES

     We reimburse Jones International and its related parties for certain administrative services provided by these companies, such as legal, accounting, purchasing and human resources services. Jones International and these related parties charge us for these services based upon an allocation of its personnel expense associated with providing these services. These allocated expenses totaled approximately $813,000 for the year ended December 31, 2000.

     A subsidiary of Jones International charged us approximately $11,000 for the year ended December 31, 2000, for usage of its corporate airplane.

GUARANTY OF CREDIT FACILITY

     Jones International guaranteed a $20.0 million credit facility in 1999, which was used to finance the acquisition of Jones Broadcast Programming. Both the credit facility and guaranty expired in June 2000. As a result of the guaranty, which was secured, we received more favorable interest and other terms. On September 30, 1999, we used the proceeds from our Series A Convertible Preferred Stock offering to repay all amounts outstanding under this credit facility.

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


    (a)(1)    Financial Statements and Report of Independent Public Accountants.

    (a)(2)     Schedules.

    (a)(3)     Exhibits.

     The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

NUMBER    DESCRIPTION
------    -----------
  3.1     Articles of Incorporation of the Registrant. (1)

  3.2     Amendment to the Registrant's Articles of Incorporation filed
          September 30, 1999. (4)

  3.3     Amended and Restated Articles of Incorporation of the Registrant filed
          January 28, 2000.(3)

  3.4     Amendment to the Registrant's Amended and Restated Articles of
          Incorporation of the Registrant filed December 22, 2000.(5)

  3.5     Bylaws of the Registrant.(1)

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

 10.27    Termination Agreement dated as of December 20, 2000 between Knowledge
          TV, LLC and the Registrant.

 21       Subsidiaries.


-------------------

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

(5) Incorporated by reference from the Registrant's Current Report on Form 8-K dated December 22, 2000.

(b)  Reports on Form 8-K

     Current Report on Form 8-K dated December 22, 2000 indicating that the shareholders of the Registrant approved that the Registrant's Articles of Incorporation be amended to change the name of the Registrant to "Jones Media Networks, Ltd."

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       JONES MEDIA NETWORKS, LTD.


Dated: March 23, 2001                  By: /s/ Jeffrey C. Wayne
                                           ----------------------
                                           Jeffrey C. Wayne
                                           President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 23, 2001                   By: /s/ Glenn R. Jones
                                            ------------------------------------
                                            Glenn R. Jones
                                            Chairman of the Board of Directors

Dated: March 23, 2001                   By: /s/ Jeffrey C. Wayne
                                            ------------------------------------
                                            Jeffrey C. Wayne
                                            President and Director
                                            (Principal Executive Officer)

Dated: March 23, 2001                   By: /s/ Jay B. Lewis
                                            ------------------------------------
                                            Jay B. Lewis Group
                                            Vice President/Finance and Director
                                           (Chief Financial Officer)

Dated: March 23, 2001                   By: /s/ Amy Mickles
                                            ------------------------------------
                                            Amy Mickles
                                            Controller
                                            (Chief Accounting Officer)

Dated: March 23, 2001                   By: /s/ Ronald Hartenbaum
                                            ------------------------------------
                                            Ronald Hartenbaum
                                            Director

Dated: March 23, 2001                   By: /s/ Yrma G. Rico
                                            ------------------------------------
                                            Yrma G. Rico
                                            Director

Dated: March 23, 2001                   By: /s/ Timothy J. Burke
                                            ------------------------------------
                                            Timothy J. Burke
                                            Director

Dated: March 23, 2001                   By: /s/ James J. Krejci
                                            ------------------------------------
                                            James J. Krejci
                                            Director


                                        By:
                                            ------------------------------------
                                            Fred A. Vierra
                                            Director