Form 10-Q
period 2001-03-31
JONES MEDIA NETWORKS LTD
filed 2001-05-11
CIK 1067465

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended March 31, 2001.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from      to      .

                        Commission File Number 333-62077


                           Jones Media Networks, Ltd.
                Exact name of registrant as specified in charter

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

              Yes  X                                           No

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                              PAGE
                                                                             ------
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

        Unaudited Consolidated Statements of Financial Position
          as of December 31, 2000 and March 31, 2001........................     2

        Unaudited Consolidated Statements of Operations
          for the Three Months Ended March 31, 2000 and 2001................     3

        Unaudited Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 2000 and 2001................     4

        Notes to Unaudited Consolidated Financial Statements................     5

   Item 2. Management's Discussion and Analysis
     of Financial Condition and Results of Operations ......................    13

PART II. OTHER INFORMATION

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.......    21
   Item 5. Other Materially Important Events................................    21
   Item 6. Exhibits and Reports on Form 8-K.................................    21

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

             UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                         DECEMBER 31,       MARCH 31,
                                                                                             2000              2001
                                                                                        ---------------- ------------------
CURRENT ASSETS:
Cash and cash equivalents.............................................................    $ 14,900,333     $  9,728,565
Available for sale securities.........................................................       3,711,739        1,490,787
Accounts receivable, net of allowance for doubtful accounts of
   $2,017,478 and $1,774,358, respectively............................................      15,991,148       14,203,520
Prepaid expenses......................................................................         415,769          582,240
Other current assets..................................................................         915,157        1,112,138
                                                                                           -----------      ------------
     Total current assets.............................................................      35,934,146       27,117,250
                                                                                           -----------      ------------
Property and equipment, net...........................................................      20,832,993       19,779,235
Intangible assets, net................................................................      59,822,488       57,432,800
Debt offering costs, net of accumulated amortization of
   $1,735,429 and $1,922,310, respectively............................................       3,363,347        3,176,466
Other non-current assets..............................................................       1,587,156        1,679,856
                                                                                           -----------      -----------
     Total assets.....................................................................    $121,540,130     $109,185,607
                                                                                          ============    =============
                         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable--trade...............................................................    $  6,077,876     $  5,611,112
Producers' fees payable...............................................................       5,351,664        5,062,876
Cable programming distribution payments payable.......................................       2,238,934          969,219
Accrued liabilities and other current liabilities.....................................       3,195,484        1,863,511
Accounts payable--Jones International, Ltd............................................         232,260          460,534
Interest payable......................................................................       5,875,000        2,937,500
Deferred revenues.....................................................................         657,536        1,067,848
                                                                                          ------------      -----------
     Total current liabilities........................................................      23,628,754       17,972,600
                                                                                          ------------      -----------
LONG-TERM LIABILITIES:
Customer deposits and deferred revenues...............................................         601,026          622,258
Other long-term liabilities...........................................................       1,026,131        1,088,101
Senior secured notes..................................................................     100,000,000      100,000,000
                                                                                          ------------      -----------
     Total long-term liabilities......................................................     101,627,157      101,710,359
                                                                                          ------------      -----------
MINORITY INTEREST IN
   CONSOLIDATED SUBSIDIARIES..........................................................         297,874         (135,357)
                                                                                          ------------      -----------
COMMITMENTS AND CONTINGENCIES (NOTE 5)
COMMON STOCK SUBJECT TO PUT, Class A Common Stock,
   $.01 par value: 136,540 shares issued and outstanding, respectively................       1,310,784        1,310,784
                                                                                          ------------      -----------
SHAREHOLDERS' DEFICIT:
Series A Preferred Stock, $.01 par value: 1,918,000 shares
   authorized, issued and outstanding.................................................      23,975,000       23,975,000
Class A Common Stock, $.01 par value: 100,000,000 shares authorized;
   5,329,463 shares issued and outstanding, respectively..............................          53,295           53,295
Class B Common Stock, $.01 par value: 2,231,400 shares
   authorized, issued and outstanding.................................................          22,314           22,314
Additional paid-in capital............................................................      28,453,436       28,453,436
Accumulated other comprehensive loss..................................................          (2,299)           1,528
Accumulated deficit...................................................................     (57,826,185)     (64,178,352)
                                                                                          ------------      -----------
     Total shareholders' deficit......................................................      (5,324,439)     (11,672,779)
                                                                                          ------------      -----------
     Total liabilities and shareholders' (deficit)....................................   $ 121,540,130     $109,185,607
                                                                                         =============     ============

The accompany notes to these unaudited consolidated financial statements are an integral part of these consolidated financial statements.

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     2000               2001
                                                                ---------------    ---------------
Revenues, including revenues from affiliated entities of
   $1,130,795 and $344,124, respectively (Note 2)..............  $  20,166,902      $  18,744,069
Operating expenses, including charges from affiliated entities of $1,780,357 and $1,706,411, respectively (Note 2):
   Operations..................................................     13,025,690         15,661,870
   Selling and marketing.......................................      2,348,047          2,609,872
   General and administrative..................................        746,413            595,715
   Depreciation and amortization...............................      3,393,088          3,573,353
                                                                ---------------    ---------------
     Total operating expenses..................................     19,513,238         22,440,810
                                                                ---------------    ---------------
OPERATING INCOME (LOSS)........................................        653,664         (3,696,741)
                                                                ---------------    ---------------
OTHER (INCOME) EXPENSE:
   Interest expense (Note 2)...................................      3,143,339          3,124,380
   Interest income.............................................       (226,375)          (230,284)
   Equity in loss (income) of subsidiaries.....................        (33,322)               --
   Other expense (income)......................................        (10,263)           167,718
                                                                ---------------    ---------------
     Total other expense, net..................................      2,873,379          3,061,814
                                                                ---------------    ---------------
LOSS BEFORE INCOME TAXES
   AND MINORITY INTEREST.......................................     (2,219,715)        (6,758,555)
   Income tax provision........................................         32,500             26,843
                                                                ---------------    ---------------
LOSS BEFORE MINORITY INTEREST..................................     (2,252,215)        (6,785,398)
   Minority interest in net income (loss)
     of consolidated subsidiaries..............................        326,365           (433,231)
                                                                ---------------    ---------------
NET LOSS.......................................................  $  (2,578,580)      $ (6,352,167)
                                                                ===============    ===============
ADJUSTMENTS TO ARRIVE AT COMPREHENSIVE
  LOSS.........................................................          1,750              3,827
                                                                ---------------    ---------------
COMPREHENSIVE LOSS.............................................  $  (2,576,830)      $ (6,348,340)
                                                                ===============    ===============
NET LOSS PER COMMON SHARE:
   Basic.......................................................  $       (0.34)      $      (0.83)
                                                                ===============    ===============
   Fully diluted...............................................  $       (0.34)      $      (0.83)
                                                                ===============    ===============
WEIGHTED AVERAGE COMMON SHARES:
   Basic.......................................................      7,641,256          7,697,403
                                                                ===============    ===============
   Fully diluted...............................................      7,600,670          7,640,131
                                                                ===============    ===============

The accompany notes to these unaudited consolidated financial statements are an integral part of these consolidated financial statements.

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             FOR THE THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                               2000                2001
                                                                                        -------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................................................................   $ (2,578,580)       $ (6,352,167)
  Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization......................................................      3,393,088           3,573,353
    Amortization of debt offering costs................................................        214,747             186,881
    Equity in income of subsidiaries...................................................        (33,322)               --
    Write-offs of equipment and intangibles assets.....................................         65,380             205,376
    Minority interest in net income (loss) of consolidated subsidiaries................        326,365            (433,231)
    Net change in assets and liabilities:
     Decrease in receivables...........................................................        273,710           1,815,532
     Decrease in receivables from affiliates...........................................        217,559                --
     Increase in prepaid expenses and other current assets.............................       (229,496)           (371,520)
     Increase in other assets..........................................................        (30,413)            (30,730)
     Increase (decrease) in accounts payable...........................................        378,499            (105,513)
     Decrease in producers' fees payable...............................................       (600,269)           (288,788)
     Increase in accounts payable to Jones International, Ltd..........................        695,103             228,274
     Decrease in interest payable......................................................     (2,937,500)         (2,937,500)
     Increase in deferred revenues.....................................................        541,991             410,312
     Decrease in accrued and other liabilities.........................................       (188,312)         (1,331,973)
     Increase in customer deposits.....................................................         32,820              21,232
                                                                                           -----------        ------------
      Net cash used in operating activities............................................       (458,630)         (5,410,462)
                                                                                           -----------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...................................................       (532,662)           (616,692)
  Proceeds from sale of available for sale securities..................................      1,589,469           2,224,779
  Cable programming distribution agreements payments...................................     (2,190,258)         (1,289,760)
  Purchases of intangible assets and programming.......................................       (711,472)            (79,633)
                                                                                           -----------        ------------
     Net cash provided by (used in) investing activities...............................     (1,844,923)            238,694
                                                                                           -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for equity offering costs...................................................       (335,018)               --
                                                                                           -----------        ------------
     Net cash used in financing activities.............................................       (335,018)               --
                                                                                           -----------        ------------

DECREASE IN CASH AND CASH EQUIVALENTS..................................................     (2,638,571)         (5,171,768)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........................................     13,270,784          14,900,333
                                                                                           -----------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD...............................................   $ 10,632,213        $  9,728,565
                                                                                          ============        ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Class A Common Stock issued for radio programs.......................................   $    671,865        $       --
                                                                                          ============        ============
  Interest paid........................................................................   $  5,875,000        $  5,875,000
                                                                                          ============        ============
  Income tax paid......................................................................   $     32,500        $     26,843
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

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This Form 10-Q is being filed by Jones Media Networks, Ltd. and its subsidiaries (the "Company"). The accompanying consolidated statements of financial position as of December 31, 2000 and March 31, 2001, the consolidated statements of operations for the three months ended March 31, 2000 and 2001, and the statements of cash flows for the three months ended March 31, 2000 and 2001, are unaudited. This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the consolidated statements of financial position, consolidated statements of operations and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of results for these interim periods. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the entire year, or for any other interim period.

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

     REVENUES--Jones Earth Segment, Inc. ("Earth Segment"), a wholly owned subsidiary of the Company, provides playback, editing, duplication, trafficking and uplinking services to its cable programming network affiliates and to third parties. Earth Segment charges affiliates for its services using rates which are calculated to achieve a specified rate of return on its investment. For the three months ended March 31, 2000 and 2001, Earth Segment charged a related party and its affiliates approximately $746,000 and $143,000 respectively, for these services.

     In addition, Jones Space Holdings ("Space Holdings"), a subsidiary of the Company, subleases a satellite transponder capacity to a related party and certain of its affiliates. Satellite transponder lease revenues of approximately $385,000 and $201,000, were received from this related party and its affiliates for the three months ended March 31, 2000 and 2001, respectively.

     OPERATING EXPENSES--The Product Information Network Venture, ("PIN Venture") pays out a significant portion of the revenues generated by its infomercial programming in the form of system rebates to cable systems which enter into agreements to air such programming. For the three months ended March 31, 2000 and 2001, the PIN Venture paid rebates to Cox Communications of approximately $958,000 and $1,143,000, respectively, for system rebates.

     The Company leases office space in Englewood, Colorado from affiliates of Jones International. For the three months ended March 31, 2000 and 2001, the Company paid these affiliates approximately $108,000 and $96,000, respectively, for rent and associated expenses.

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

     An affiliate of Jones International provides computer hardware and software support services to the Company. For the three months ended March 31, 2000 and 2001, the Company paid the affiliate approximately $354,000 and $199,000, respectively, for such services.

     The Company and its consolidated subsidiaries reimburse Jones International and its affiliates for certain allocated administrative expenses. These expenses generally consist of salaries, related benefits and other related costs. Allocations of personnel costs are generally based on actual time spent by affiliated associates with respect to the Company. For the three months ended March 31, 2000 and 2001, the Company reimbursed Jones International and its affiliates approximately $200,000 and $210,000, respectively.

     Galactic Radio, Inc. ("Galactic Radio"), a wholly owned subsidiary of the Company, had a transponder lease agreement with Jones Satellite Holdings, Inc. ("Satellite Holdings"), an affiliate of Jones International, for the use of the sub-carriers on a non-preemptible satellite transponder. Galactic Radio terminated this agreement on January 31, 2000. This agreement allowed Galactic Radio to use a portion of the transponder to distribute its audio programming. The Company paid Satellite Holdings approximately $58,000 for this service.

     An affiliate of Jones International charged the Company approximately $11,000 during the three months ended March 31, 2000 for the allocated costs of its airplane which was used by the Company in connection with a proposed equity offering. No such costs were incurred during the three months ended March 31, 2001.

     In the normal course of business, Jones International (1) remits funds on behalf of the Company to third parties and affiliates in payment of products and services purchased by the Company, and (2) receives funds on behalf of the Company in payment for products and services provided by the Company. These amounts are reimbursed from or to Jones International on a monthly basis. The outstanding payable to Jones International and related parties at March 31, 2001 was approximately $461,000.

(3) NET LOSS PER COMMON SHARE

     Basic earnings per share ("EPS") is computed by dividing the net earnings applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average of common shares outstanding by the assumed redemption of shares subject to put in the periods in which such effect would have been dilutive. Prior period amounts have been adjusted to reflect the effect of the 5-for-4 stock split which was effective on January 28, 2000. The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS:

                                                         For the Three Months
                                                           Ended March 31,
                                                   -------------------------------
                                                        2000              2001
                                                   ---------------    ------------
Weighted average shares for basic EPS.....              7,641,256        7,697,403
Less: shares subject to put...............                 40,586           57,272
                                                   --------------     ------------
Weighted average shares for diluted EPS...              7,600,670        7,640,131
                                                   ==============     ============

(4) COMMITMENTS AND CONTINGENCIES

     GAC EQUITY AGREEMENT--In 1998, Great American Country and the Company entered into an equity affiliate agreement with a multiple cable system operator ("MSO"). Pursuant to the terms of the agreement, the Company agreed to issue shares of Class A Common Stock to this MSO in return for this MSO providing Great American Country's programming to no less than 550,000 of the MSO's subscribers by May 31, 1998 and an additional 150,000 subscribers by December 31, 1999. The total number of shares of Class A Common Stock issued was based on the number of subscribers provided by this MSO. As of March 31, 2001, 136,540 shares of Class A Common Stock had been issued. No additional shares of Class A Common Stock are required to be issued to this MSO. The value of the Class A Common Stock was recorded as an intangible asset upon execution of the affiliate agreements and upon issuance of the Class A Common Stock. This intangible is being amortized using

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES the straight-line method over the life of the contract (approximately 10 years). Because of a put option granted to this MSO, the shares issued to this MSO are presented above the Shareholders' Deficit section of the Statements of Financial Position. The difference in the value of the shares issued to the put option value at the exercise date is not significant.

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

(6) UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

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

     Sections 13 and 15(d) of the Securities Exchange Act of 1934 require presentation of the following supplemental condensed consolidating financial statements. Presented below is condensed consolidating financial information for the Company and its subsidiaries as of and for the three months ended March 31, 2000 and 2001.

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

      UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS - FOR THE
                       THREE MONTHS ENDED MARCH 31, 2000:
                                 (IN THOUSANDS)

                                                                                         NON-
                                                             THE       SUBSIDIARY      GUARANTOR     ELIMINATION
                                                           COMPANY     GUARANTORS    SUBSIDIARIES      ENTRIES       REPORTED
                                                         ------------  ------------  --------------  ------------  -------------
Revenues................................................. $     --     $  13,749       $  6,854       $   (436)     $   20,167
Operating expenses:
     Operations..........................................       --         7,597          5,865           (436)         13,026
     Selling and marketing...............................       --         2,142            206            --            2,348
     General and administrative..........................       747          --             --             --              747
     Depreciation and amortization.......................         7        3,354             31            --            3,392
                                                          ---------    ---------      ---------      ---------      ----------
          Total operating expenses.......................       754       13,093          6,102           (436)         19,513
                                                          ----------   ---------      ---------      ---------      ----------
     OPERATING INCOME (LOSS).............................      (754)         656            752            --              654
                                                          ---------    ---------      ---------      ---------      ----------
OTHER EXPENSE (INCOME):
     Interest expense....................................     3,143          --             --             --            3,143
     Interest income.....................................      (147)         (40)           (39)           --             (226)
     Equity share of loss (income) of subsidiaries.......    (1,182)       1,552            --            (403)            (33)
     Other expense (income), net.........................        11          (83)            62            --              (10)
                                                          ---------    ---------      ---------      ---------      ----------
          Total other expense (income)...................     1,825        1,429             23           (403)          2,874
                                                          ---------    ---------      ---------      ---------      ----------
     Income (loss) before income taxes and minority
        interest.........................................    (2,579)        (773)           729            403          (2,220)
     Income tax provision................................       --            33           --              --               33
                                                          ---------    ---------      ---------      ---------      ----------
     Income (loss) before minority interest..............    (2,579)        (806)           729            403          (2,253)
     Minority interest in net income of
        consolidated subsidiaries........................       --           --            --              326             326
                                                          ---------    ---------      ---------      ---------      ----------
NET INCOME (LOSS)........................................ $  (2,579)   $    (806)     $     729      $      77      $   (2,579)
                                                          =========    =========      =========      =========      ==========

          UNAUDITED CONDENSED CONSOLIDATING CASH FLOWS - FOR THE THREE
                          MONTHS ENDED MARCH 31, 2000:
                                 (IN THOUSANDS)

                                                                                         NON-
                                                             THE        SUBSIDIARY    GUARANTOR    ELIMINATION
                                                           COMPANY      GUARANTORS   SUBSIDIARIES    ENTRIES       REPORTED
                                                         ------------- ------------- ------------- -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................................   $  (2,579)    $   (806)     $     729     $       77      $   (2,579)
  Adjustment to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
    Non-cash expenses..................................         (85)       4,034             94            (77)          3,966
    Net change in assets and liabilities...............      (2,803)         525            432            --           (1,846)
                                                          ---------    ---------     ----------     ----------      ----------
     Net cash provided by (used in) operating activities     (5,467)       3,753          1,255            --             (459)
                                                          ---------    ---------     ----------     ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...................         --          (459)           (74)           --             (533)
  Proceeds from the sale of investments................       1,589          --             --             --            1,589
  Cable programming distribution agreements payments...         --        (2,190)           --             --           (2,190)
  Purchase of intangible assets........................          (3)        (708)           --             --             (711)
                                                          ---------    ---------     ----------     ----------      ----------
     Net cash used in investing activities.............       1,586       (3,357)           (74)           --           (1,845)
                                                          ---------    ----------    -----------    ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for equity offering costs...................        (335)         --             --             --             (335)
                                                          ---------    ---------     ----------     ----------      ----------
     Net cash used in financing activities.............        (335)         --             --             --             (335)
                                                          ---------    ---------     ----------     ----------      ----------
INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS...............................      (4,216)         396          1,181            --           (2,639)
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD................................       7,889        2,708          2,674            --           13,271
                                                          ---------    ---------     ----------     ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............   $   3,673    $   3,104     $    3,855     $      --       $   10,632
                                                          =========    =========     ==========     ==========      ==========

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF
                   FINANCIAL POSITION - AS OF MARCH 31, 2001:
                                 (IN THOUSANDS)

                                                                                           NON-
                                                           THE          SUBSIDIARY      GUARANTOR      ELIMINATION
                                                         COMPANY        GUARANTORS     SUBSIDIARIES      ENTRIES       REPORTED
                                                      --------------  --------------- --------------- -------------- --------------
ASSETS:
Cash and cash equivalents............................  $      7,335     $     1,105     $     1,289     $       --     $     9,729
Available for sale securities........................         1,491             --              --              --           1,491
Accounts receivable, net.............................           --           13,700             504             --          14,204
Other current assets.................................           109           1,497              88             --           1,694
                                                        -----------     -----------     -----------     -----------    -----------
          Total current assets.......................         8,935          16,302           1,881             --          27,118
                                                        -----------     -----------     -----------     -----------    -----------
Property and equipment...............................            37          19,402             340             --          19,779
Intangible assets....................................         3,185          54,247               1             --          57,433
Other long-term assets...............................        25,939         (19,855)            --           (1,228)         4,856
                                                        -----------     -----------     -----------     -----------    -----------
          Total assets...............................   $    38,096     $    70,096     $     2,222     $    (1,228)   $   109,186
                                                        ===========     ===========     ===========     ===========    ===========
LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT):
Accounts payable.....................................   $       965     $     2,677     $     1,969     $       --     $     5,611
Producers' fees payable..............................           --            5,063             --              --           5,063
Accrued liabilities..................................         3,239           2,855             138             --           6,232
Other current liabilities............................       (56,833)         57,484             417             --           1,068
                                                        -----------     -----------     -----------     -----------    -----------
          Total current liabilities..................       (52,629)         68,079           2,524             --          17,974
                                                        -----------     -----------     -----------     -----------    -----------
Senior secured notes.................................       100,000             --              --              --         100,000
Other long-term liabilities..........................         1,088             622             --              --           1,710
                                                        -----------     -----------     -----------     -----------    -----------
          Total long-term liabilities................       101,088             622             --              --         101,710
                                                        -----------     -----------     -----------     -----------    -----------
Minority interest....................................           --              --              --             (135)          (135)
Class A Common Stock subject to put..................         1,311             --              --              --           1,311
Shareholders' equity (deficit):
     Series A Preferred Stock........................        23,975             --              --              --          23,975
     Class A Common Stock............................            53             --              --              --              53
     Class B Common Stock............................            22             --              --              --              22
     General Partners' Contributions.................           --              --              350            (350)           --
     Additional paid-in capital......................        28,452             --              --              --          28,452
     Accumulated other comprehensive income..........             2             --              --              --               2
     Retained earnings (deficit).....................       (64,178)          1,395            (652)           (743)       (64,178)
                                                        -----------     -----------     -----------     -----------    -----------
Total shareholders' equity (deficit).................       (11,674)          1,395            (302)         (1,093)       (11,674)
                                                        -----------     -----------     -----------     -----------    -----------
          Total liabilities and shareholders'
             equity (deficit)........................   $    38,096     $    70,096     $     2,222     $    (1,228)   $   109,186
                                                        ===========     ===========     ===========     ===========    ===========

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF
             OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 2001:
                                 (IN THOUSANDS)

                                                                                         NON-
                                                             THE       SUBSIDIARY     GUARANTOR     ELIMINATION
                                                           COMPANY     GUARANTORS    SUBSIDIARIES     ENTRIES       REPORTED
                                                         ------------  ------------  -------------  -------------  ------------
Revenues................................................. $     --       $   13,469     $   5,776      $    (501)     $  18,744
Operating expenses:
     Operations..........................................       --            9,521         6,642           (501)        15,662
     Selling and marketing...............................       --            2,515            95            --           2,610
     General and administrative..........................       596             --            --             --             596
     Depreciation and amortization.......................        31           3,504            38            --           3,573
                                                          ---------      ----------     ---------      ---------      ---------
          Total operating expenses.......................       627          15,540         6,775           (501)        22,441
                                                          ---------      ----------     ---------      ---------      ---------
     OPERATING INCOME (LOSS).............................      (627)         (2,071)         (999)           --          (3,697)
                                                          ---------      ----------     ---------      ---------      ---------
OTHER EXPENSE (INCOME):
     Interest expense....................................     3,124             --            --             --           3,124
     Interest income.....................................      (165)            (34)          (31)           --            (230)
     Equity share of loss (income) of subsidiaries.......     2,766          (2,231)          --            (535)           --
     Other expense (income), net.........................       --              168           --             --             168
                                                          ---------      ----------     ---------      ---------      ---------
          Total other expense (income)...................     5,725          (2,097)          (31)          (535)         3,062
                                                          ---------      ----------     ---------      ---------      ---------
     Income (loss) before income taxes and minority
        interest.........................................    (6,352)             26          (968)           535         (6,759)
     Income tax provision................................       --               26           --             --              26
                                                          ---------      ----------    ----------      ---------      ---------
     Income (loss) before minority interest..............    (6,352)            --           (968)           535         (6,785)
     Minority interest in net loss of consolidated
        subsidiaries.....................................       --              --            --            (433)          (433)
                                                          ---------      ----------     ---------      ---------      ---------
NET INCOME (LOSS)........................................ $  (6,352)     $      --      $    (968)     $     968      $  (6,352)
                                                          =========      ==========     =========      =========      =========

               UNAUDITED CONDENSED CONSOLIDATING CASH FLOWS - FOR
                     THE NINE MONTHS ENDED MARCH 31, 2001:
                                 (IN THOUSANDS)

                                                                                         NON-
                                                             THE        SUBSIDIARY    GUARANTOR    ELIMINATION
                                                           COMPANY      GUARANTORS   SUBSIDIARIES    ENTRIES       REPORTED
                                                         ------------- ------------- ------------- -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................................   $  (6,352)   $     --      $     (968)   $      968      $ (6,352)
  Adjustment to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
    Non-cash expenses..................................       3,159        1,303             38          (968)        3,532
    Net change in assets and liabilities...............      (3,463)         634            239           --         (2,590)
                                                          ---------    ---------     ----------    ----------      --------
     Net cash provided by (used in) operating activities     (6,656)       1,937           (691)          --         (5,410)
                                                          ---------    ---------     -----------   ----------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...................          (8)        (594)           (15)          --           (617)
  Proceeds from the sale of available for sale securities     1,821            4            400           --           2225
  Cable programming distribution agreements payments...         --        (1,289)           --            --         (1,289)
  Purchase of intangible assets........................         --           (80)           --            --            (80)
                                                          ---------    ---------     ----------    ----------      --------
     Net cash provided by (used in) investing activities      1,813       (1,959)           385           --            239
                                                          ---------    ---------     ----------    ----------      --------
INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS...............................      (4,843)         (22)          (306)          --         (5,171)
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD................................      12,178        1,127          1,595           --         14,900
                                                          ---------    ---------     ----------    ----------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............   $   7,335    $   1,105     $    1,289    $      --       $  9,729
                                                          =========    =========     ==========    ==========      ========

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

 (7) REPORTABLE SEGMENTS

     During the three months ended March 31, 2000 and 2001, the Company had five reportable segments: network radio, cable television programming, Internet advertising sales services, satellite services and general and administrative-corporate. The Company's reportable segments have been determined in accordance with the Company's internal management structure. The Company evaluates performance based on many factors, one of the primary measures is EBITDA. EBITDA represents operating income (loss) plus depreciation and amortization minus the EBITDA attributable to the minority interests in the PIN Venture, a consolidated 55%-owned subsidiary.

     The following tables set forth the Company's financial results by operating segments. The presentation of reportable segments has been changed from that presented in the prior periods to combine the results of operations from Internet websites related to the Company's radio programming with the network radio segment and the results of operations from Internet websites related to one of the Company's cable television networks with the cable television programming segment. Because of the complementary nature of the Company's Internet websites to their respective radio program and cable television network counterparts, the Company has decided to include the results of operations of these companion websites in the Company's respective network radio and cable television programming operations. In addition, the Company has combined the presentation of its radio programming content and radio advertising sales services segments into the network radio segment. Management believes that this presentation provides a more meaningful analysis of the Company's business segments.

                                                                      Three Months Ended
                                                                           March 31,
                                                                    2000             2001
                                                                 ------------    --------------
                                                                        (in thousands)
Revenues:
   Network radio..............................................   $  9,775        $  9,917
   Cable television programming...............................      8,682           7,992
   Internet advertising sales services........................        --               21
   Satellite services.........................................      1,710             814
                                                                 --------        --------
      Total revenues..........................................   $ 20,167        $ 18,744
                                                                  =======         =======
EBITDA:
   Network radio..............................................   $  2,386        $    905
   Cable television programming...............................      1,036            (497)
   Internet advertising sales services........................       (101)           (640)
   Satellite services.........................................      1,473             704
                                                                 --------        --------
      Segment EBITDA..........................................      4,794             472
   Reconciliation to operating income:
   General and administrative - Corporate.....................       (747)           (596)
   Depreciation and amortization..............................     (3,393)         (3,573)
                                                                 --------        --------
      Total operating income (loss)...........................   $    654        $ (3,697)
                                                                 ========        ========
Reconciliation of segment EBITDA to total EBITDA:
   Segment total..............................................   $  4,794        $    472
   General and administrative - Corporate.....................       (747)           (596)
   Adjustment related to minority interest EBITDA.............       (350)            433
                                                                 --------        --------
      Total EBITDA............................................   $  3,697        $    309
                                                                 ========        ========

                   JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

                                                                           Three Months
                                                                              Ended
                                                                            March 31,
                                                                      2000              2001
                                                                 ---------------   ---------------
                                                                          (in thousands)
Depreciation and amortization:
   Network radio................................................   $  1,603          $  1,717
   Cable television programming.................................        798               859
   Internet advertising sales services..........................          2                 9
   Satellite services...........................................        983               957
                                                                   --------          --------

      Segment total.............................................      3,386             3,542
   General and administrative - Corporate.......................          7                31
                                                                   --------          --------

      Total depreciation and amortization.......................   $  3,393          $  3,573
                                                                   ========          ========

Capital expenditures:
   Network radio................................................   $    301          $    192
   Cable television programming.................................        104                64
   Internet advertising sales services..........................        119                14
   Satellite services...........................................          7               339
                                                                   --------          --------
      Segment total.............................................        531               609
   General and administrative - Corporate.......................          2                 8
                                                                   --------          --------

      Total capital expenditures................................   $    533          $    617
                                                                   ========          ========

                                                                         As of March 31,
                                                                      2000              2001
                                                                 ---------------   ---------------
Total assets:
   Network radio................................................   $ 43,057          $ 38,032
   Cable television programming.................................     20,104            17,369
   Internet advertising sales services..........................        122               246
   Satellite services...........................................     18,867            15,443
                                                                   --------          --------
      Segment total.............................................     82,150            71,090
   General and administrative - Corporate.......................     42,212            38,096
                                                                   --------          --------
      Total assets..............................................   $124,362          $109,186
                                                                   ========          ========

     Segment EBITDA excludes intersegment transactions between the satellite services and cable programming segments for the satellite services provided to the PIN Venture and Great American Country for $956,000, and $1,046,000, for the three months ended March 31, 2000 and 2001, respectively. Segment EBITDA differs from operating income (loss) of each of the segments by the amount of depreciation and amortization expenses of each segment.

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

RESULTS OF OPERATIONS

     The following table sets forth the amount of, and percentage relationship to total net revenues of, certain items included in the Company's historical unaudited consolidated statements of operations for the three months ended March 31, 2000 and 2001:

                                                Three Months Ended March 31,
                                               2000                     2001
                                       ---------------------   ------------------------
                                                       (in thousands)
Revenues:
   Network radio...................     $  9,775      49%       $   9,917      53%
   Cable television programming....        8,682      43            7,992      43
   Internet advertising sales
     services......................            -       -               21       -
   Satellite services..............        1,710       8              814       4
                                        --------     ---        ---------     ---

      Total revenues...............       20,167     100           18,744     100
                                        --------     ---        ---------     ---

Operating expenses:
   Network radio...................        8,992      44           10,729      57
   Cable television programming....        8,444      42            9,348      50
   Internet advertising sales
     services......................          103       1              670       4
   Satellite services..............        1,220       6            1,067       6
                                        --------     ---        ---------     ---

      Segment total................       18,759      93           21,814     117
   General and administrative......          754       4              627       3
                                        --------     ---        ---------     ---

      Total operating expenses.....       19,513      97           22,441     120
                                        --------     ---        ---------     ---

      Operating income.............          654       3           (3,697)    (20)
                                        --------     ---        ---------     ---

Interest expense, net..............        2,917      14            2,894      15
Other expense (income), net........          (43)      -              168       1
Income tax provision...............           33       -               26       -
Minority interest..................          326       2             (433)     (2)
                                        --------     ---        ---------     ---

Net loss...........................    $  (2,579)    (13)%      $  (6,352)    (34)%
                                        ========     ===        =========     ===

     The following table sets forth EBITDA for the three months ended March 31, 2000 and 2001. EBITDA is unaudited and represents operating income (loss) plus depreciation and amortization and adjusted for EBITDA attributable to the minority interest in the PIN Venture, a consolidated 55.3%-owned subsidiary. Management acknowledges that EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles. However, EBITDA is a measure widely used by analysts and investors in the media industry to determine a company's operating performance and ability to service and incur debt. EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

                                                                             For the Three Months Ended
                                                                                     March 31,
                                                                               2000             2001
                                                                           -------------   ---------------
EBITDA:
   Network radio........................................................     $    2,386      $      905
   Cable television programming.........................................          1,036            (497)
   Internet advertising sales services..................................           (101)           (640)
   Satellite services...................................................          1,473             704
                                                                             ----------      ----------
     Segment EBITDA.....................................................          4,794             472
   General and administrative...........................................           (747)           (596)
   Adjustment related to minority interest EBITDA.......................           (350)            433
                                                                             ----------      ----------
     Total EBITDA.......................................................     $    3,697      $      309
                                                                             ==========      ==========

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

TOTAL REVENUES. Total revenues decreased $1.4 million, or 7%, from $20.1 million for the three months ended March 31, 2000 to $18.7 million for the three months ended March 31, 2001. This decrease was due to decreased revenues in our cable television programming operation because of lower rates charged for the advertising inventory resulting in an overall softening of the long-form advertising market. In addition, satellite services revenues decreased due to a decrease in fees charged to an affiliated party because of reduced service levels required by the affiliate, which ceased network operations at the end of the first quarter of 2000, as well as the termination of certain of its remaining satellite services in December 2000.

TOTAL OPERATING EXPENSES. Total operating expenses increased $2.6 million, or 20%, from $13.0 million for the three months ended March 31, 2000 to $15.6 million for the three months ended March 31, 2001. The increase is from the greater expenditures for new network radio and cable television programs and products offered beginning in mid-year 2000 and early 2001, as well as increased operating expenses to develop our Internet advertising sales business. In addition, cable television programming expenses increased due to an increase in rebates paid by PIN to cable system and Direct Broadcast Satellite ("DBS") operators due to a 41% increase in full-time equivalent subscribers ("FTREs"). As a percentage of total revenues, total operating expenses increased from 65% for the three months ended March 31, 2000 to 84% for the three months ended March 31, 2001.

SELLING AND MARKETING. Selling and marketing expenses increased $0.3 million, or 11%, from $2.3 million for the three months ended March 31, 2000 to $2.6 million for the three months ended March 31, 2001. This increase is due primarily to increased expenditures to attract additional radio and cable television affiliates and increased selling and marketing expenses incurred to launch new radio programs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased $0.2 million, or 20%, from $0.8 million for the three months ended March 31, 2000 to $0.6 million for the three months ended March 31, 2001. This change was due to decreases in Internet-related support expenses and other expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $0.2 million, or 5%, from $3.4 million for the three months ended March 31, 2000 to $3.6 million for the three months ended March 31, 2001. This increase is due primarily to an increase in amortization of payments made under certain cable programming distribution agreements and an increase in depreciation expenses related to new equipment purchased.

TOTAL OPERATING INCOME (LOSS). Operating income (loss) decreased $4.4 million, from operating income of $0.7 million for the three months ended March 31, 2000 to operating loss of $(3.7) million for the three months ended March 31, 2001, as a result of the factors stated above.

TOTAL EBITDA. EBITDA decreased $3.4 million, or 92%, from $3.7 million for the three months ended March 31, 2000, to $0.3 million for the three months ended March 31, 2001, as a result of the factors stated above.

TOTAL OTHER EXPENSE. Total other expense increased $0.2 million, or 6%, from $2.9 million for the three months ended March 31, 2000 to $3.1 million for the three months ended March 31, 2001. The increase is due primarily to $0.2 million increase in other expense related to write-offs of disposed equipment and intangible assets.

TOTAL NET LOSS. Net loss increased $3.8 million, or 146%, from $(2.6) million for the three months ended March 31, 2000 to $(6.4) million for the three months ended March 31, 2001, as a result of the factors stated above.

NETWORK RADIO

REVENUES. Network radio revenues increased $0.1 million, or 1%, from $9.8 million for the three months ended March 31, 2000 to $9.9 million for the three months ended March 31, 2001. This increase was due to revenue generated from programming launched in late 2000 and during first quarter 2001, which was almost entirely offset by the lower advertising rates and sell-out percentages in the first quarter of 2001 as compared to the similar quarter in 2000, and a contraction in audience, and, in certain cases, elimination of some of our program offerings. We are currently experiencing a softer network radio advertising market in 2001 as compared to 2000, due to a slowing economy and a lack of Internet company advertising, which caused lower sell-out percentages. During the first quarter of 2000, we benefited from very strong network radio advertising demand, driven primarily by strong economic conditions, which demand was further enhanced by a significant increase in the volume of network radio advertising by Internet companies. Due to very strong demand for network radio advertising in 2000, our network radio business achieved virtually 100% inventory sell-out percentages.

EXPENSES. Network radio expenses increased $1.7 million, or 19%, from $9.0 million for the three months ended March 31, 2000 to $10.7 million for the three months ended March 31, 2001. This increase was primarily due to:

     o $0.8 million increase in operating expenses due to the increase in the number of radio programs and products we offered including increased license fees for certain programming, as well as an increase in the number of our radio station affiliates;

     o $0.4 million increase in selling and marketing expenses to increase the number of radio stations receiving our existing programming and to promote the launch of new programs;

     o $0.2 million increase in producer fees for certain programming added in late 2000;

     o    $0.2 million increase in management, support costs and other; and

     o $0.1 million increase in depreciation and amortization expenses related to new equipment purchased for the upgrades of certain radio programming studios and purchase of new satellite receivers.

     As a percentage of network radio revenues, network radio expenses increased from 92% for the three months ended March 31, 2000 to 108% for the three months ended March 31, 2001. The increase in network radio expenses as a percentage of network radio revenues is due primarily to higher costs incurred to license, distribute (to increase the number of) new radio programs we offer, as well as the softer advertising market experienced in 2001 in comparison to 2000 which has resulted in relatively flat revenue growth in the first quarter of 2001.

OPERATING INCOME (LOSS). Operating income (loss) decreased $1.6 million from an operating income of $0.8 million for the three months ended March 31, 2000 to an operating loss of $(0.8) million for the three months ended March 31, 2001 as a result of the factors stated above.

SEGMENT EBITDA. Segment EBITDA decreased $1.5 million, or 62%, from $2.4 million for the three months ended March 31, 2000, to $0.9 million for the three months ended March 31, 2001 as a result of the factors stated above.

CABLE TELEVISION PROGRAMMING

REVENUES. Cable television programming revenues decreased $0.7 million, or 8%, from $8.7 million for the three months ended March 31, 2000 to $8.0 million for the three months ended March 31, 2001. This decrease was due primarily to a decrease in PIN's revenues, which were partially offset by an increase in GAC's revenues.

     o In the first quarter of 2001, PIN added a number of significant cable television systems and advertising markets including Baltimore, Wilkes-Barre, Union, Lebanon, Hillsboro, Colorado Springs, Madison, and Pittsburgh. In addition, PIN was launched on The DISH Network during the first quarter. While PIN's FTRE grew 41%, our revenues decreased $1.1 million, or 16%, as a result of a decrease in rates charged for its infomercial advertising inventory. The decrease in PIN's infomercial rates is due to a lack of new infomercials, a decreasing number of infomercial suppliers and a slowing economy.

     o GAC's revenues increased $0.4 million, or 22%, as a result of a $0.3 million, or 20%, increase in advertising revenues driven by increases in national advertising revenues and a $0.1 million, or 30%, increase in license fees charged to cable system operators who distribute GAC's programming. While GAC subscribers (as reported by cable operators) decreased by 3.7% at the end of the first quarter of 2001 as compared to 2000, advertising revenues increased due to increases in national advertising revenues in the first quarter of 2001 as compared to 2000.

     We anticipate that we will continue to experience a soft cable television advertising market through the remainder of 2001.

EXPENSES. Cable television programming expenses rose $0.9 million, or 11%, from $8.4 million for the three months ended March 31, 2000 to $9.3 million for the three months ended March 31, 2001. This was primarily due to:

     o an increase of $0.7 million in rebates paid to cable systems receiving PIN that was driven by a 41% increase in the number of FTREs receiving PIN;

     o an increase of $0.1 million in depreciation and amortization expenses primarily related to the amortization of additional GAC cable programming distribution agreement payments;

     o an increase of $0.1 million as a result of new associates hired to sell GAC traditional spot advertising;

     o an increase of $0.1 million relating to programming expenses incurred to enhance GAC's original programming and to secure an additional PIN satellite feed needed temporarily in order to provide programming to a DBS provider; and

     o    a decrease of $0.1 million in PIN's selling and marketing expenses.

     As a percentage of cable television programming revenues, cable television programming expenses increased from 97% for the three months ended March 31, 2000 to 117% for the three months ended March 31, 2001. The increase in cable television programming expenses as a percentage of cable television programming revenues is due primarily to higher PIN rebate costs paid to cable system and DBS operators, as well as the softer advertising market experienced in 2001 in comparison to 2000 which has resulted in a decrease in rates charged for infomercial advertising inventory in the first quarter of 2001.

     For the three months ended March 31, 2000 and 2001, PIN made rebates of approximately 74% and 99%, respectively, of its revenues to cable system and DBS operators receiving its programming. This increase in rebates relative to revenues was due to a significant decrease in PIN revenues driven by poor infomercial advertising market conditions existing during the first quarter 2001. In addition, rebates increased due to a 41% increase in total PIN FTREs at the end of the first quarter of 2001 as compared to 2000. While we are currently undertaking certain measures to decrease our PIN rebate costs, including negotiating lower rebates with cable system operators as their carriage agreements come up for renewal, there can be no assurance that we will be able to reduce these costs to the mid 70% range we have achieved in the past.

     PIN entered into an short-term agreement with Echostar to distribute PIN's programming on Echostar's DISH Network beginning in March 2001. PIN launched on The DISH Network in March 2001 on a secondary satellite feed established to isolate and test the economic potential to PIN of distribution through a DBS provider. Due to the launch of an additional PIN satellite feed needed temporarily to provide programming to Echostar, cable television programming expenses including rebates paid to Echostar increased approximately $200,000 beginning in March 2001. We estimate that cable television expenses relating to this agreement will increase on a monthly basis as additional DBS subscribers are added. However, at such time as the PIN satellite feed for this customer is eliminated, cable programming expense will decrease by approximately $30,000 per month.

     As part of our efforts to increase GAC subscriber distribution, GAC entered into a digital satellite distribution agreement with AT&T's Headend in the Sky, Inc. ("HITS"), which will enable GAC to broadcast its programming on the HITS digital platform to cable systems who elect to carry GAC on their digital programming tiers. Digital satellite distribution expenses increased approximately $40,000 per month beginning in November 2000 and we estimate that expenses will increase to approximately $70,000 per month by the fourth quarter of 2001.

     Our efforts to increase GAC subscriber distribution in 2001 is largely dependent upon our ability to attract cable operators to carry GAC on their digital programming tiers and to secure carriage with one or more direct broadcast satellite providers. We anticipate GAC's subscriber distribution will grow modestly in the remainder of 2001, with most growth anticipated in the second half of 2001.

     In 1999, we developed and enhanced a companion website to the GAC network. Internet programming and content expenses for this companion website commenced in the fourth quarter of 1999 and increased throughout 2000. This website generates e-commerce revenues by selling products to web site visitors; however to date, we have not generated significant e-commerce revenues from this website. Given the lack of meaningful revenues generated thus far, we will continue to pursue measures to reduce costs and re-direct resources to more efficiently promote the GAC network via the Internet.

OPERATING INCOME (LOSS). Operating income (loss) decreased $1.6 million from an operating income of $0.2 million for the three months ended March 31, 2000 to an operating loss of $(1.4) million for the three months ended March 31, 2001 as a result of the factors stated above.

SEGMENT EBITDA. Segment EBITDA, before adjusting for the EBITDA attributable to the PIN Venture's minority interest, decreased $1.5 million from $1.0 million for the three months ended March 31, 2000, to $(0.5) million for the three months ended March 31, 2001 as a result of the factors stated above.

INTERNET ADVERTISING SALES

     In 2000, we began offering Internet advertising sales services with a focus on streaming media advertising. Operating expenses for Internet advertising services increased beginning in January 2000 and continued to increase throughout 2000, as we built a sales and technology infrastructure.

 REVENUES. We did not generate significant Internet advertising sales revenues for the three months ended March 31, 2001.

 EXPENSES. Internet advertising sales expenses increased $0.6 million, or 550%, from $0.1 million for the three months ended March 31, 2000 to $0.7 million for the three months ended March 31, 2001 as a result of new associates hired to sell and support our streaming media advertising efforts.

 OPERATING LOSS. Operating loss increased $0.5 million from $(0.1) million for the three months ended March 31, 2000 to $(0.6) million for the three months ended March 31, 2001.

 SEGMENT EBITDA. Segment EBITDA decreased $0.5 million from $(0.1) million for the three months ended March 31, 2000 to $(0.6) million for the three months ended March 31, 2001.

     In 2000, we began offering Internet advertising sales services with initial focus on streaming media advertising. We developed a sales and technology infrastructure to seek to grow this business as this new advertising medium appeared to gain momentum. The success of this business is highly dependent upon our ability to reach a sufficient audience and to aggregate, target and accurately measure such audience (through still-emerging technologies) in a way that is attractive to national advertisers. In addition there are a number of recent developments which adversely affect streaming media advertising. One such event is recent claims by two important unions that radio stations who stream advertising produced by union talent are liable for royalties separate from those applicable to the radio broadcast of such advertising. These claims have led many major radio station operators to cease streaming of their programming. Other factors include the current economic slowdown, advertisers' reluctance to spend advertising funds in non-traditional media given the existing advertising environment, the continued financial challenges faced by streaming companies and the changing technology needed to aggregate, target and accurately measure streaming audiences. Overall, these factors have prompted from us a decision regarding the future of this part of our business, a decision which we expect to make soon.

SATELLITE SERVICES

REVENUES. Satellite services revenues decreased $0.9 million, or 52%, from $1.7 million for the three months ended March 31, 2000 to $0.8 million for the three months ended March 31, 2001. This decrease was primarily due to:

     o $0.8 million decrease in satellite services fees charged to an affiliated party when it ceased network operations at the end of the first quarter of 2000. This affiliate made a one-time termination payment for all of its remaining satellite services commitments in December 2000; and

     o the termination in January 2000 of a third party satellite services agreement, which generated $0.1 million in satellite services revenues for the three months ended March 31, 2000.

EXPENSES. Satellite services expenses decreased $0.1 million, or 13%, from $1.2 million for the three months ended March 31, 2000 to $1.1 million for the three months ended March 31, 2001. This decrease is primarily due to cost savings realized as a result of the related party ceasing all programming operations as of March 31, 2000. As a percentage of satellite services revenues, satellite services expenses increased from 71% for the three months ended March 31, 2000 to 131% for the three months ended March 31, 2001. Because a significant portion of the costs of our satellite services is fixed, when we decrease our utilization of the excess capacity on our Satcom C-3 transponder, the percentage of satellite services expenses in relation to the satellite services revenues increases. The leasing of capacity on our transponder is subject to a numbers of factors, including cable network demand and general availability of transponder space. There can be no assurance that we will be successful in leasing our excess satellite transponder capacity.

OPERATING INCOME (LOSS). Operating income (loss) decreased $0.8 million from an operating income of $0.5 million for the three months ended March 31, 2000 to an operating loss of $(0.3) million for the three months ended March 31, 2001 as a result of the factors stated above.

SEGMENT EBITDA. Segment EBITDA decreased $0.8 million, or 52%, from $1.5 million for the three months ended March 31, 2000, to $0.7 million for the three months ended March 31, 2001 as a result of the factors stated above.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have incurred net losses, primarily as a result of expenses associated with developing and launching our programming networks as well as financing costs. For the three months ended March 31, 2000 and 2001, we incurred net losses of $(2.6) million and $(6.4) million, respectively. Net cash used in operating activities for the three months ended March 31, 2000 and 2001 was $(0.5) million and $(5.4) million, respectively.

     The implementation of our growth strategies depends on a number of factors, including the availability of cash generated from operations and available cash balances, and may require additional equity and/or debt financings, particularly to make significant acquisitions. Our indenture currently permits secured borrowings of up to $20.0 million. Currently, we do not have a credit facility in place. We had cash and cash equivalents and available for sale securities of $11.2 million as of March 31, 2001. We believe that our cash balances, available for sale securities and operating cash flow, including the cash flows of and dividends and distributions from our subsidiaries, will fund our operating cash flow requirements through 2001.

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

INVESTING ACTIVITIES

     For the three months ended March 31, 2000 and 2001, net cash provided by (used in) investing activities was $(1.8) million and $0.2 million, respectively.

      Our investing activities for the three months ended March 31, 2001 consisted primarily of the following:

     o    $2.2 million proceeds from the sale of available for sale securities;

     o $(1.3) million in cable programming distribution agreement payments for GAC;

     o    $(0.6) million for the purchase of property and equipment; and

     o $(0.1) million to purchase certain radio programs and other intangible assets.

     Our investing activities for the three months ended March 31, 2000 consisted primarily of the following:

     o    $1.6 million proceeds from the sale of available for sale securities;

     o $(2.2) million in cable programming distribution agreement payments for GAC;

     o    $(0.7) million to purchase certain radio programs; and

     o    $(0.5) million for the purchase of property and equipment.

     Total capital expenditures for the balance of 2001 are estimated to be approximately $2.8 million, which will be used primarily to upgrade certain cable television and radio related earth station equipment, satellite receivers and to purchase computer hardware and software. Total cable programming distribution agreement payments for GAC for the balance of 2001 are estimated to be approximately $3.8 million.

FINANCING ACTIVITIES

     For the three months ended March 31, 2000 and 2001, net cash used in financing activities was $(0.3) million and $0 million, respectively.

     In October 2000, we withdrew our registration for an initial public offering due to unfavorable market conditions. At such time as market conditions improve, we will reconsider an initial public offering of our Class A Common Stock. Further, we are considering a number of financing alternatives to provide us with additional liquidity to implement our growth strategies. There can be no assurance we will be successful in these efforts or that financing will be available on terms we view as acceptable.

REVISED GUIDANCE FOR 2001

     The following information provided below represents guidance on anticipated operating results of the Company and its businesses for the second quarter ending June 30, 2001. Current advertising marketplace conditions as well as certain meaningful developments and transactions that we are currently pursuing to improve our operating results have created a lack of visibility in accessing our expected results for the second half of 2001. Accordingly, we have withdrawn our previous guidance provided in our earnings call on February 8, 2001, and therefore advise investors to not rely on the full-year guidance given during said call.

     The following guidance represents "forward-looking statements" within the meaning of the federal securities laws and is subject to the safe harbor under those laws. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations as to our future business plans, results of operations and/or financial condition. Our expectations for the Company's future necessarily involve a number of assumptions and estimates, and various risk factors, many of which are beyond our ability to control or predict and that could cause actual results to differ materially from these expectations. These risk factors include distribution of our radio and television programming, intense competition in our industry, our dependence upon earnings and cash flow of our subsidiaries, dependence on advertising relationships and revenues, our outstanding debt and the restrictions imposed by an indenture governing our existing debt, business expansion issues, and the other risks described in the most recent Annual Report on Form 10-K filed with the SEC. Accordingly, forward-looking statements are not guarantees of future performance, and should not be unduly relied upon. The forward-looking statements made herein are based on expectations existing on the date of this report, and we assume no obligation to update these forward-looking statements following the date of such report.

($ IN 000S)

                                                           2nd Quarter
                                                          2001 Guidance
                                                          -------------
REVENUES:

     Network radio                                          $  12,000
     Cable television programming                               8,900
     Internet advertising sales services                            -
     Satellite services                                           800
                                                            ---------

        Total Revenues                                      $  21,700
                                                            =========

EBITDA :

     Network radio                                          $   2,800
     Cable television programming (1)                            (500)
     Internet advertising sales services                         (500)
     Satellite services                                           700
     General & Administrative                                    (600)
                                                            ---------

         Total EBITDA                                       $   1,900
                                                            =========

  (1) EBITDA net of PIN minority interest

OTHER 2ND QUARTER GUIDANCE DISCLOSURES:

     Capital expenditures                                   $   1,200

     Cable programming distribution payments                $     150

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial market prices. We are exposed to market risk through interest rates. This exposure is directly related to our normal funding and investing activities.

     As of March 31, 2001, none of our current liabilities was subject to changes in interest rates.

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

     JONES MEDIA NETWORKS, LTD.

     By:

              /s/ Jeffery C. Wayne
     ----------------------------------------
              Jeffery C. Wayne
              President

     Dated:  May 11, 2001


     By:


              /s/ Jay B. Lewis
     ----------------------------------------
              Jay B. Lewis
              Group Vice President/Finance
              (Principal Financial Officer)

     Dated:  May 11, 2001