Form 10-Q
period 2001-06-30
JONES MEDIA NETWORKS LTD
filed 2001-08-14
CIK 1067465

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes	☒	No	☐

JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,	June 30,
	2000	2001

CURRENT ASSETS:
Cash and cash equivalents	$14,900,333	$11,599,229
Available for sale securities	3,711,739	565,961
Accounts receivable, net of allowance for doubtful accounts of
$ 2,017,478 and $2,112,706, respectively	15,991,148	14,899,661
Prepaid expenses	415,769	593,986
Other current assets	915,157	1,211,254

Total current assets	35,934,146	28,870,091

Property and equipment, net	20,832,993	19,247,269
Intangible assets, net	59,822,488	59,337,651
Debt offering costs, net of accumulated amortization of
$ 1,735,429 and $2,109,190, respectively	3,363,347	2,989,586
Other non-current assets	1,587,156	1,774,551

Total assets	$121,540,130	$112,219,148

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable—trade	$6,077,876	$6,047,375
Producers’ fees payable	5,351,664	6,114,488
Cable programming distribution payments payable	2,238,934	4,442,950
Accrued liabilities and other current liabilities	3,195,484	2,270,509
Accounts payable—Jones International, Ltd.	232,260	432,429
Interest payable	5,875,000	5,875,000
Deferred revenues	657,536	1,356,234

Total current liabilities	23,628,754	26,538,985

LONG-TERM LIABILITIES:
Customer deposits and deferred revenues	601,026	611,332
Other long-term liabilities	1,026,131	1,164,259
Senior secured notes	100,000,000	100,000,000

Total long-term liabilities	101,627,157	101,775,591

MINORITY INTEREST IN
CONSOLIDATED SUBSIDIARIES	297,874	(810,268)

COMMITMENTS AND CONTINGENCIES (NOTE 5)
COMMON STOCK SUBJECT TO PUT, Class A Common Stock,
$.01 par value: 136,540 shares issued and outstanding, respectively	1,310,784	1,310,784

SHAREHOLDERS’ DEFICIT:
Series A Preferred Stock, $.01 par value: 1,918,000 shares
authorized, issued and outstanding	23,975,000	23,975,000
Class A Common Stock, $.01 par value: 100,000,000 shares authorized;
5,329,463 shares issued and outstanding, respectively	53,295	53,295
Class B Common Stock, $.01 par value: 2,231,400 shares
authorized, issued and outstanding	22,314	22,314
Additional paid-in capital	28,453,436	28,453,436
Accumulated other comprehensive loss	(2,299)	4,831
Accumulated deficit	(57,826,185)	(69,104,820)

Total shareholders’ deficit	(5,324,439)	(16,595,944)

Total liabilities and shareholders’ (deficit)	$121,540,130	$112,219,148

The accompanying notes to these unaudited consolidated financial statements are an integral part of these consolidated financial statements.

JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	2001	2000	2001

Revenues, including revenues from affiliated entities of $813,246, $342,385, $1,944,041 and $685,704, respectively (Note 2)	$20,494,341	$21,082,666	$40,661,243	$39,826,735
Operating expenses, including charges from affiliated entities of $1,532,783, $1,517,346, $3,222,431 and $3,165,132, respectively (Note 2):
Operations	13,459,177	16,854,951	26,484,867	32,516,821
Selling and marketing	2,502,199	2,747,800	4,850,246	5,357,672
General and administrative	510,215	507,773	1,256,628	1,103,488
Depreciation and amortization	3,587,083	3,622,924	6,980,171	7,196,277

Total operating expenses	20,058,674	23,733,448	39,571,912	46,174,258

OPERATING INCOME (LOSS)	435,667	(2,650,782)	1,089,331	(6,347,523)

OTHER (INCOME) EXPENSE:
Interest expense (Note 2)	3,143,338	3,124,381	6,286,677	6,248,761
Interest income	(247,801)	(147,649)	(474,176)	(377,933)
Equity in loss (income) of subsidiaries	31,097	—	(2,225)	—
Other expense (income)	(118,188)	(26,758)	(128,451)	140,960

Total other expense, net	2,808,446	2,949,974	5,681,825	6,011,788

LOSS BEFORE INCOME TAXES
AND MINORITY INTEREST	(2,372,779)	(5,600,756)	(4,592,494)	(12,359,311)
Income tax provision	12,247	623	44,747	27,466

LOSS BEFORE MINORITY INTEREST	(2,385,026)	(5,601,379)	(4,637,241)	(12,386,777)
Minority interest in net income (loss)
of consolidated subsidiaries	262,053	(674,911)	588,418	(1,108,142)

NET LOSS	$(2,647,079)	$(4,926,468)	$(5,225,659)	$(11,278,635)

ADJUSTMENTS TO ARRIVE AT COMPREHENSIVE LOSS	(10,824)	(3,303)	(12,574)	(7,130)

COMPREHENSIVE LOSS	$(2,636,255)	$(4,923,165)	$(5,213,085)	$(11,271,505)

NET LOSS PER COMMON SHARE:
Basic	$(0.35)	$(0.64)	$(0.68)	$(1.47)

Fully diluted	$(0.35)	$(0.64)	$(0.69)	$(1.48)

WEIGHTED AVERAGE COMMON SHARES:
Basic	7,671,117	7,697,403	7,656,187	7,697,403

Fully diluted	7,630,531	7,640,131	7,615,601	7,640,131

The accompanying notes to these unaudited consolidated financial statements are an integral part of these consolidated financial statements.

JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,225,659)	$(11,278,635)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,980,171	7,196,277
Amortization of debt offering costs	401,592	373,761
Distribution received	405,992	—
Equity in income of subsidiaries	(2,225)	—
Gain on distributions from affiliates	(142,650)	—
Write-offs of equipment and intangibles assets	65,380	195,015
Minority interest in net income (loss) of consolidated subsidiaries	588,418	(1,108,142)
Net change in assets and liabilities:
Decrease (increase) in receivables	(408,869)	1,119,391
Decrease in receivables from affiliates	473,759	—
Increase in prepaid expenses and other current assets	(548,026)	(509,133)
Increase in other assets	(18,315)	(49,267)
Increase (decrease) in accounts payable	59,743	(14,824)
Increase (decrease) in producers’ fees payable	(239,652)	762,824
Increase in accounts payable to Jones International, Ltd.	749,358	200,169
Increase in deferred revenues	589,809	698,698
Decrease in accrued and other liabilities	(226,289)	(924,975)
Increase in customer deposits	50,099	10,306

Net cash provided by (used in) operating activities	3,552,636	(3,328,535)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,221,080)	(1,535,157)
Proceeds from sale of available for sale securities	1,687,910	3,152,908
Cable programming distribution agreements payments	(4,850,267)	(1,367,510)
Purchases of intangible assets and programming	(743,784)	(222,810)
Distributions of capital from affiliates	15,000	—

Net cash provided by (used in) investing activities	(5,112,221)	27,431

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for equity offering costs	(315,619)	—

Net cash used in financing activities	(315,619)	—

DECREASE IN CASH AND CASH EQUIVALENTS	(1,875,204)	(3,301,104)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,270,784	14,900,333

CASH AND CASH EQUIVALENTS, END OF PERIOD	11,395,580	$11,599,229

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Class A Common Stock issued for radio programs	$671,865	$—

Interest paid	$5,875,000	$5,875,000

Income tax paid	$44,747	$27,466

The accompanying notes to these unaudited consolidated financial statements are an integral part of these consolidated financial statements.

JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This Form 10-Q is being filed by Jones Media Networks, Ltd. and its subsidiaries (the “Company”).  The accompanying consolidated statements of financial position as of December 31, 2000 and June 30, 2001, the consolidated statements of operations for the three and six months ended June 30, 2000 and 2001, and the statements of cash flows for the six months ended June 30, 2000 and 2001, are unaudited.  This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the consolidated statements of financial position, consolidated statements of operations and consolidated statements of cash flows in conformity with generally accepted accounting principles.  However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of results for these interim periods. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of results to be expected for the entire year, or for any other interim period.

         Other Comprehensive Loss (Income)—Adjustments to other comprehensive loss (income) represent the net change in unrealized losses (gains) on available for sale securities.

         Minority Interest—As of June 30, 2001, the Company is reflecting negative minority interest in consolidated subsidiaries on the accompanying balance sheets due to the accumulated net losses generated by the Product Information Network Venture, (“PIN Venture”) in excess of Cox Communications’ net investment in PIN Venture.

         New Accounting Pronouncements— In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  With the adoption of SFAS 142, goodwill will no longer be subject to amortization over its estimated useful life.  Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test.  Adoption of the new standard is required on January 1, 2002.  This standard will significantly impact the Company’s financial statements in 2002 and beyond by presenting earnings without goodwill amortization expense.

         Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

         Reclassifications—Certain prior period amounts have been reclassified to conform to the current presentation.

(2) TRANSACTIONS WITH AFFILIATED ENTITIES

         The Company is a subsidiary of Jones International, Ltd. (“Jones International”), a holding company with ownership in several companies involved in various industries. Jones International is wholly owned by the Company’s Chairman, Glenn R. Jones, who is Chairman and Chief Executive Officer of Jones International and various of its subsidiaries. Certain officers or directors of the Company are also officers or directors of these affiliated entities and, from time to time, the Company may have transactions with these entities. Certain expenses are paid by affiliated entities on behalf of the Company and are allocated at cost based on specific identification or other methods which management believes are reasonable.  Principal recurring transactions with affiliates are described below.

         Revenues—Jones Earth Segment, Inc. (“Earth Segment”), a wholly owned subsidiary of the Company, provides playback, editing, duplication, trafficking and uplinking services to its network radio and cable programming network affiliates and to third parties.  Earth Segment charges affiliates for its services using rates which are calculated to achieve a specified rate of return on its investment.  For the three months ended June 30, 2000 and 2001, Earth Segment charged its affiliates approximately $428,000 and $141,000 respectively, for these services.  For the six months ended June 30, 2000 and 2001, Earth Segment charged its affiliates approximately $1,174,000 and $284,000 respectively, for these services.

         In addition, Jones Space Holdings, Inc. (“Space Holdings”), a subsidiary of the Company, subleases satellite transponder capacity to certain of its affiliates.  Satellite transponder lease revenues of approximately $385,000 and $201,000, were received from its affiliates for the three months ended June 30, 2000 and 2001, respectively.  Satellite transponder lease revenues of approximately $770,000 and $402,000, were received from its affiliates for the six months ended June 30, 2000 and 2001, respectively.

         Operating Expenses—The PIN Venture is owned by the Company and owned by Cox Communications.  The PIN Venture pays out a significant portion of the revenues generated by its infomercial programming in the form of system rebates to cable systems which enter into agreements to air such programming.  For the three months ended June 30, 2000 and 2001, the PIN Venture paid rebates to Cox Communications of approximately $882,000 and $1,037,000, respectively, for system rebates.  For the six months ended June 30, 2000 and 2001, the PIN Venture paid rebates to Cox Communications of approximately $1,840,000 and $2,180,000, respectively, for system rebates.

         The Company leases office space in Englewood, Colorado from an affiliate of Jones International.  For the three months ended June 30, 2000 and 2001, the Company paid this affiliate approximately $131,000 and $96,000, respectively, for rent and associated expenses.  For the six months ended June 30, 2000 and 2001, the Company paid this affiliate approximately $239,000 and $192,000, respectively, for rent and associated expenses.

         An affiliate of Jones International provides computer hardware and software support services to the Company.  For the three months ended June 30, 2000 and 2001, the Company paid the affiliate approximately $336,000 and $191,000, respectively, for such services.  For the six months ended June 30, 2000 and 2001, the Company paid the affiliate approximately $690,000 and $390,000, respectively, for such services.

         The Company and its consolidated subsidiaries reimburse Jones International and its affiliates for certain allocated administrative expenses. These expenses generally consist of salaries, related benefits and other related costs. Allocations of personnel costs are generally based on actual time spent by affiliated associates with respect to the Company. For the three months ended June 30, 2000 and 2001, the Company reimbursed Jones International and its affiliates approximately $184,000 and $193,000, respectively.  For the six months ended June 30, 2000 and 2001, the Company reimbursed Jones International and its affiliates approximately $384,000 and $403,000, respectively.

         Galactic Radio, Inc. (“Galactic Radio”), a wholly owned subsidiary of the Company, had a transponder lease agreement with Jones Satellite Holdings, Inc. (“Satellite Holdings”), an affiliate of Jones International, for the use of the sub-carriers on a non-preemptible satellite transponder. Galactic Radio terminated this agreement on January 31, 2000.  This agreement allowed Galactic Radio to use a portion of the transponder to distribute its audio programming.  The Company paid Satellite Holdings approximately $58,000 for this service.

         An affiliate of Jones International charged the Company approximately $11,000 during the three and six months ended June 30, 2000 for the allocated costs of its airplane, which was used by the Company in connection with a proposed equity offering.  No such costs were incurred during the three and six month periods ended June 30, 2001.

         In the normal course of business, Jones International (1) remits funds on behalf of the Company to third parties and affiliates in payment of products and services purchased by the Company, and (2) receives funds on behalf of the Company in payment for products and services provided by the Company.  These amounts are reimbursed from or to Jones International on a monthly basis.  The outstanding payable to Jones International and related parties at June 30, 2001 was approximately $432,000. (3) NET LOSS PER COMMON SHARE

         Basic earnings per share ("EPS") is computed by dividing the net earnings applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average of common shares outstanding by the assumed redemption of shares subject to put in the periods in which such effect would have been dilutive. Prior period amounts have been adjusted to reflect the effect of the 5-for-4 stock split which was effective on January 28, 2000. The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS:

	For the Three Months ended June 30,		For the Six Months ended June 30,

	2000	2001	2000	2001

Weighted average shares for basic EPS	7,671,117	7,697,403	7,656,187	7,697,403
Less: shares subject to put	40,586	57,272	40,586	57,272

Weighted average shares for diluted EPS	7,630,531	7,640,131	7,615,601	7,640,131

(4) COMMITMENTS AND CONTINGENCIES

         GAC Equity Agreement—In 1998, Great American Country and the Company entered into an equity affiliate agreement with a multiple cable system operator (“MSO”).  Pursuant to the terms of the agreement, the Company agreed to issue shares of Class A Common Stock to this MSO in return for this MSO providing Great American Country’s programming to no less than 550,000 of the MSO’s subscribers by May 31, 1998 and an additional 150,000 subscribers by December 31, 1999.  The total number of shares of Class A Common Stock issued was based on the number of subscribers provided by this MSO.  As of June 30, 2001, 136,540 shares of Class A Common Stock had been issued.  No additional shares of Class A Common Stock are required to be issued to this MSO.   The value of the Class A Common Stock was recorded as an intangible asset upon execution of the affiliate agreements and upon issuance of the Class A Common Stock.  This intangible is being amortized using the straight-line method over the life of the contract (approximately 10 years).  Because of a put option granted to this MSO, the shares issued to this MSO are presented above the Shareholders’ Deficit section of the Statements of Financial Position.  The difference in the value of the shares issued to the put option value at the exercise date is not significant.

         As noted above, this MSO was granted a put option on the Class A Common Stock issued, whereby, if as of December 31, 2001, the Company or its successor has not completed a public offering of its securities, the MSO would have the option within 60 days of such date to require the Company to buy back its Class A Common Stock at a price equal to all or a portion of the license fees that were paid during the period between the date of the agreement and December 1, 2000.  The purchase price is based on the total number of MSO subscribers receiving the Great American Country service as of December 31, 1999.  Based on the number of subscribers receiving the Great American Country service at December 31, 1999, the estimated purchase price of the Class A Common Stock in the event the put option is exercised would be approximately $951,000.

(6) UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

         The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the following wholly-owned subsidiaries of the Company: JPN, Inc., Jones Direct, Ltd., Jones Space Holdings, Inc., Jones Earth Segment, Inc., Jones Infomercial Networks, Inc., Jones Radio Holdings, Inc., Great American Country, Inc., Jones Galactic Radio, Inc., Jones Infomercial Network Ventures, Inc., Jones Galactic Radio Partners, Inc., Jones Radio Networks, Ltd., Jones Radio Network, Inc., Jones Audio Services, Inc., Jones Radio Network Ventures, Inc., Jones MediaAmerica, Inc., Jones Broadcast Programming, Inc., Jones MatchMedia, Inc.,  and Jones MAI Radio, Inc.  The only existing subsidiary of the Company that did not guarantee the Notes is the PIN Venture (the "Non-Guarantor Subsidiary").  Superaudio and Jones/Capstar were subsidiaries of the Company that did not guarantee the Notes.  Superaudio ceased distributing its programming and all other operating activities on January 31, 2000. Jones Radio Network, Inc. purchased all Jones/Capstar assets on April 1, 2000 and now produces and distributes its programming.  Assets and liabilities that were transferred to Jones Radio Network, Inc. are now reported under the “Subsidiary Guarantors.”

         The Company has not provided separate complete financial statements and other disclosures of the respective Subsidiary Guarantors because management has determined that such information is not material to investors.  There are no significant contractual restrictions on distributions from each of the Subsidiary Guarantors to the Company.

         Investments in subsidiaries are required to be accounted for by investors on the equity method for purposes of the supplemental condensed consolidating financial statement presentation.  Under this method, investments are recorded at cost and adjusted for the investor company’s ownership share of the subsidiaries’ cumulative results of operations.  In addition, investments increase in the amount of contributions to subsidiaries and decrease in the amount of distributions from subsidiaries.  The elimination entries necessary for consolidation purposes eliminate the equity method accounting for the investment in subsidiaries and the equity in earnings of subsidiaries, intercompany payables and receivables and other transactions between subsidiaries including contributions and distributions.

         Sections 13 and 15(d) of the Securities Exchange Act of 1934 require presentation of the following supplemental condensed consolidating financial statements.  Presented below is condensed consolidating financial information for the Company and its subsidiaries as of and for the six months ended June 30, 2000 and 2001.

Unaudited Condensed Consolidating Statements of Operations – For the Six Months Ended June 30, 2000:
(in thousands)

			Non-
	The	Subsidiary	Guarantor	Elimination
	Company	Guarantors	Subsidiaries	Entries	Reported

Revenues	$—	$28,463	$13,068	$(870)	$40,661
Operating expenses:
Operations	—	16,085	11,270	(870)	26,485
Selling and marketing	—	4,398	452	—	4,850
General and administrative	1,257	—	—	—	1,257
Depreciation and amortization	27	6,887	66	—	6,980

Total operating expenses	1,284	27,370	11,788	(870)	39,572

OPERATING INCOME (LOSS)	(1,284)	1,093	1,280	—	1,089

OTHER EXPENSE (INCOME):
Interest expense	6,286	—	—	—	6,286
Interest income	(300)	(76)	(98)	—	(474)
Equity share of loss (income) of subsidiaries	(2,055)	2,780	—	(727)	(2)
Other expense (income), net	11	(201)	62	—	(128)

Total other expense (income)	3,942	2,503	(36)	(727)	5,682

Income (loss) before income taxes and minority interest	(5,226)	(1,410)	1,316	727	(4,593)
Income tax provision	—	44	1	—	45

Income (loss) before minority interest	(5,226)	(1,454)	1,315	727	(4,638)
Minority interest in net income of
consolidated subsidiaries	—	—	—	588	588

NET INCOME (LOSS)	$(5,226)	$(1,454)	$1,315	$139	$(5,226)

Unaudited Condensed Consolidating Cash Flows – For the Six Months Ended June 30, 2000:
(in thousands)

	The Company	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elimination Entries	Reported

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,226)	$(1,454)	$1,315	$139	$(5,226)
Adjustment to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Non-cash expenses	2,242	6,065	129	(139)	8,297
Net change in assets and liabilities	(799)	310	971	—	482

Net cash provided by (used in) operating activities	(3,783)	4,921	2,415	—	3,553

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2)	(1,088)	(131)	—	(1,221)
Proceeds from purchase of investments	2,579	13	(904)	—	1,688
Purchase of intangible assets	(9)	(5,585)	—	—	(5,594)
Distributions of capital from affiliates	—	15	—	—	15

Net cash used in investing activities	2,568	(6,645)	(1,035)	—	(5,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for equity offering costs	(316)	—	—	—	(316)

Net cash used in financing activities	(316)	—	—	—	(316)

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(1,531)	(1,724)	1,380	—	(1,875)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	7,889	2,708	2,674	—	13,271

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,358	$984	$4,054	$—	$11,396

Unaudited Condensed Consolidating Statements of Financial Position – As of June 30, 2001:
(in thousands)

			Non-
	The	Subsidiary	Guarantor	Elimination
	Company	Guarantors	Subsidiaries	Entries	Reported

ASSETS:
Cash and cash equivalents	$10,230	$883	$486	$—	$11,599
Available for sale securities	566	—	—	—	566
Accounts receivable, net	—	14,301	599	—	14,900
Other current assets	98	1,666	41	—	1,805

Total current assets	10,894	16,850	1,126	—	28,870

Property and equipment	33	18,884	330	—	19,247
Intangible assets	2,997	56,374	—	—	59,371
Other long-term assets	28,296	(22,760)	—	(805)	4,731

Total assets	$42,220	$69,348	$1,456	$(805)	$112,219

LIABILITIES AND SHAREHOLDERS’
EQUITY (DEFICIT):
Accounts payable	$1,125	$2,563	$2,359	$—	$6,047
Producers’ fees payable	—	6,115	—	—	6,115
Accrued liabilities	6,152	6,007	862	—	13,021
Other current liabilities	(50,935)	52,245	46	—	1,356

Total current liabilities	(43,658)	66,930	3,267	—	26,539

Senior secured notes	100,000	—	—	—	100,000
Other long-term liabilities	1,164	612	—	—	1,776

Total long-term liabilities	101,164	612	—	—	101,776

Minority interest	—	—	—	(810)	(810)
Class A Common Stock subject to put	1,311	—	—	—	1,311
Shareholders’ equity (deficit):
Series A Preferred Stock	23,975	—	—	—	23,975
Class A Common Stock	53	—	—	—	53
Class B Common Stock	22	—	—	—	22
General Partners’ Contributions	—	—	350	(350)	—
Additional paid-in capital	28,453	—	—	—	28,453
Accumulated other comprehensive income	5	—	—	—	5
Retained earnings (deficit)	(69,105)	1,806	(2,161)	355	(69,105)

Total shareholders’ equity (deficit)	(16,597)	1,806	(1,811)	5	(16,597)

Total liabilities and shareholders’
equity (deficit)	$42,220	$69,348	$1,456	$(805)	$112,219

Unaudited Condensed Consolidating Statements of Operations – For the Six Months Ended June 30, 2001:
(in thousands)

	The Company	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elimination Entries	Reported

Revenues	$—	$30,075	$11,978	$(2,226)	$39,827
Operating expenses:
Operations	—	20,623	14,120	(2,226)	32,517
Selling and marketing	—	5,054	304	—	5,358
General and administrative	1,104	—	—	—	1,104
Depreciation and amortization	69	7,050	77	—	7,196

Total operating expenses	1,173	32,727	14,501	(2,226)	46,175

OPERATING INCOME (LOSS)	(1,173)	(2,652)	(2,523)	—	(6,348)

OTHER EXPENSE (INCOME):
Interest expense	6,249	—	—	—	6,249
Interest income	(273)	(59)	(46)	—	(378)
Equity share of loss (income) of subsidiaries	4,130	(2,761)	—	(1,369)	—
Other expense (income), net	—	141	—	—	141

Total other expense (income)	10,106	(2,679)	(46)	(1,369)	6,012

Income (loss) before income taxes and minority interest	(11,279)	27	(2,477)	1,369	(12,360)
Income tax provision	—	27	—	—	27

Income (loss) before minority interest	(11,279)	—	(2,477)	1,369	(12,387)
Minority interest in net loss of consolidated subsidiaries	—	—	—	(1,108)	(1,108)

NET INCOME (LOSS)	$(11,279)	$—	$(2,477)	$2,477	$(11,279)

Unaudited Condensed Consolidating Cash Flows – For the Six Months Ended June 30, 2001:
(in thousands)

	The Company	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elimination Entries	Reported

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,279)	$—	$(2,477)	$2,477	$(11,279)
Adjustment to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Non-cash expenses	4,870	4,187	77	(2,477)	6,657
Net change in assets and liabilities	1,722	(1,363)	934	—	1,293

Net cash provided by (used in) operating activities	(4,687)	2,824	(1,466)	—	(3,329)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8)	(1,483)	(44)	—	(1,535)
Proceeds from the sale of available for sale securities	2,747	5	401	—	3,153
Cable programming distribution agreements payments	—	(1,367)	—	—	(1,367)
Purchase of intangible assets	—	(223)	—	—	(223)

Net cash provided by (used in) investing activities	2,739	(3,068)	357	—	28

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(1,948)	(244)	(1,109)	—	(3,301)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	12,178	1,127	1,595	—	14,900

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,230	$883	$486	$—	$11,599

 (7) REPORTABLE SEGMENTS

         During the three and six months ended June 30, 2000 and 2001, the Company had five reportable segments: network radio, cable television programming, Internet advertising sales services, satellite services and general and administrative-corporate.  The Company’s reportable segments have been determined in accordance with the Company’s internal management structure.  The Company evaluates performance based on many factors, one of the primary measures is EBITDA.  EBITDA represents operating income (loss) plus depreciation and amortization minus the EBITDA attributable to the minority interests in the PIN Venture, a consolidated 55.3%-owned subsidiary.

         The following tables set forth the Company's financial results by operating segments.  The presentation of reportable segments has been changed from that presented in the prior periods to combine the results of operations from Internet websites related to the Company’s radio programming with the network radio segment and the results of operations from Internet websites related to one of the Company's cable television networks with the cable television programming segment.  Because of the complementary nature of the Company’s Internet websites to their respective radio program and cable television network counterparts, the Company has decided to include the results of operations of these companion websites in the Company's respective network radio and cable television programming operations.  In addition, the Company has combined the presentation of its radio programming content and radio advertising sales services segments into the network radio segment.  Management believes that this presentation provides a more meaningful analysis of the Company's business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000	2001	2000	2001

	(in thousands)

Revenues:
Network radio	$10,872	$11,698	$20,647	$21,615
Cable television programming	8,310	8,514	16,992	16,506
Internet advertising sales services	1	57	1	78
Satellite services	1,311	814	3,021	1,628

Total revenues	$20,494	$21,083	$40,661	$39,827

EBITDA:
Network radio	$2,960	$2,496	$5,346	$3,401
Cable television programming	663	(1,265)	1,699	(1,762)
Internet advertising sales services	(278)	(529)	(379)	(1,169)
Satellite services	1,188	778	2,661	1,482

Segment EBITDA	4,533	1,480	9,327	1,952
Reconciliation to operating income:
General and administrative – Corporate	(510)	(508)	(1,257)	(1,104)
Depreciation and amortization	(3,587)	(3,623)	(6,980)	(7,196)

Total operating income (loss)	$436	$(2,651)	$1,090	$(6,348)

Reconciliation of segment EBITDA to total EBITDA:
Segment total	$4,533	$1,480	$9,327	$1,952
General and administrative – Corporate	(510)	(508)	(1,257)	(1,104)
Adjustment related to minority interest EBITDA	(252)	661	(602)	1,094

Total EBITDA	$3,771	$1,633	$7,468	$1,942

	Three Months Ended		Six Month Ended
	June 30,		June 30,
	2000	2001	2000	2001

	(in thousands)
Depreciation and amortization:
Network radio	$1,694	$1,794	$3,297	$3,511
Cable television programming	910	837	1,708	1,696
Internet advertising sales services	6	18	8	27
Satellite services	957	936	1,940	1,893

Segment total	3,567	3,585	6,953	7,127
General and administrative – Corporate	20	38	27	69

Total depreciation and amortization	$3,587	$3,623	$6,980	$7,196

Capital expenditures
Network radio	$463	$810	$764	$1,002
Cable television programming	182	60	286	124
Internet advertising sales services	–	18	119	32
Satellite services	43	30	50	369

Segment total	688	918	1,219	1,527
General and administrative – Corporate	–	–	2	8

Total capital expenditures	$688	$918	$1,221	$1,535

Cable programming distribution agreements payments: Cable television programming	$2660	$78	$4,850	$1,368

	As of June 30,
	2000	2001

	(in thousands)
Total assets:
Network radio	$36,939	$37,930
Cable television programming	21,569	17,246
Internet advertising sales services	242	267
Satellite services	17,543	14,556

Segment total	76,293	69,999
General and administrative – Corporate	47,459	42,220

Total assets	$123,752	$112,219

         Segment EBITDA excludes intersegment transactions between the satellite services and cable programming segments for the satellite services provided to the PIN Venture and Great American Country for $940,000, and $1,180,000, for the three months ended June 30, 2000 and 2001, respectively.  For the six months ended June 30, 2000 and 2001, inter-segment charges to the PIN Venture and Great American Country totaled $1,897,000, and $2,226,000, respectively.  In addition, segment EBITDA excludes intersegment transactions among advertising sales services, radio programming and Internet programming segments for the sale of radio airtime to Internet for approximately $94,000 and $538,000 for the three and six months ended June 30, 2000, respectively.  Segment EBITDA differs from operating income (loss) of each of the segments by the amount of depreciation and amortization expenses of each segment.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of results of the Company’s financial condition and results of operations contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties.  The Company’s actual results may differ significantly from the results described in such forward-looking statements.

Results of Operations

         The following table sets forth the amount of, and percentage relationship to total net revenues of, certain items included in the Company’s historical unaudited consolidated statements of operations for the three and six months ended June 30, 2000 and 2001:

	Three Months Ended June 30,				Six Months Ended June 30,
	2000		2001		2000		2001

	(in thousands)
Revenues:
Network radio	$10,872	53%	$11,698	56%	$20,647	51%	$21,615	54%
Cable television programming	8,310	41	8,514	40	16,992	42	16,506	42
Internet advertising sales services	1	–	57	–	1	–	78	–
Satellite services	1,311	6	814	4	3,021	7	1,628	4

Total revenues	20,494	100	21,083	100	40,661	100	39,827	100

Operating expenses:
Network radio	9,606	47	10,996	52	18,598	46	21,725	55
Cable television programming	8,557	42	10,616	50	17,001	42	19,964	50
Internet advertising sales services	285	1	604	3	388	1	1,274	3
Satellite services	1,080	5	972	5	2,300	5	2,039	5

Segment total	19,528	95	23,188	110	38,287	94	45,002	113
General and administrative	530	3	546	3	1,284	3	1,173	3

Total operating expenses	20,058	98	23,734	113	39,571	97	46,175	116

Operating income	436	2	(2,651)	(13)	1,090	3	(6,348)	(16)

Interest expense, net	2,896	14	2,977	14	5,813	14	5,871	15
Other expense (income), net	(87)	–	(27)	–	(131)	–	141	–
Income tax provision	12	–	1	–	45	–	27	–
Minority interest	262	1	(675)	(3)	588	2	(1,108)	(3)

Net loss	$(2,647)	(13)%	$(4,927)	(24)%	$(5,225)	(13)%	$(11,279)	(28)%

         The following table sets forth EBITDA for the three and six months ended June 30, 2000 and 2001. EBITDA is unaudited and represents operating income (loss) plus depreciation and amortization and adjusted for EBITDA attributable to the minority interest in the PIN Venture, a consolidated 55.3%–owned subsidiary. Management acknowledges that EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles. However, EBITDA is a measure widely used by analysts and investors in the media industry to determine a company's operating performance and ability to service and incur debt. EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2000	2001	2000	2001

	(in thousands)
EBITDA:
Network radio	$2,960	$2,496	$5,346	$3,401
Cable television programming	663	(1,265)	1,699	(1,762)
Internet advertising sales services	(278)	(529)	(379)	(1,169)
Satellite services	1,188	778	2,661	1,482

Segment EBITDA	4,533	1,480	9,327	1,952
General and administrative – Corporate	(510)	(508)	(1,257)	(1,104)
Adjustment related to minority interest EBITDA	(252)	661	(602)	1,094

Total EBITDA	$3,771	$1,633	$7,468	$1,942

Three Months Ended June 30, 2000 Compared to Three Months ended June 30, 2001

Total Revenues.  Total revenues increased $0.6 million, or 3%, from $20.5 million for the three months ended June 30, 2000 to $21.1 million for the three months ended June 30, 2001. This increase was due to increased revenues in our network radio and cable television programming segments.  Network radio revenues increased due to revenue generated from programming launched in late 2000 and during first half of 2001, which was partially offset by lower the sell-out percentages prevailing in the second quarter of 2001.  Cable television programming revenues increased due to increases in GAC’s national advertising sales and license fees revenues in the second quarter of 2001 as compared to 2000.  These increases were offset by a decrease in satellite services revenues due to lower fees charged to affiliated parties and termination by an affiliated party of certain of its remaining satellite services in December 2000.

Total Operating Expenses.  Total operating expenses increased $3.4 million, or 25%, from $13.5 million for the three months ended June 30, 2000 to $16.9 million for the three months ended June 30, 2001.  This increase resulted from the greater expenditures for new network radio and cable television programs and products offered beginning in mid-year 2000 to early 2001, as well as increased operating expenses to develop our Internet advertising sales business.  In addition, cable television programming expenses increased due to an increase in rebates paid by PIN to cable system and Direct Broadcast Satellite (“DBS”) operators, because of a 56% increase in PIN’s full-time equivalent subscribers (“FTREs”).  As a percentage of total revenues, total operating expenses increased from 66% for the three months ended June 30, 2000 to 80% for the three months ended June 30, 2001.

Selling and Marketing.  Selling and marketing expenses increased $0.3 million, or 10%, from $2.5 million for the three months ended June 30, 2000 to $2.8 million for the three months ended June 30, 2001. This increase is due primarily to increased expenditures to attract additional radio and cable television affiliates and increased selling and marketing expenses incurred to launch, promote and support new radio programs.

General and Administrative.  General and administrative expenses remained relatively flat at $0.5 million for the three months ended June 30, 2000 and 2001.

Depreciation and Amortization.  Depreciation and amortization expenses remained relatively flat at $3.6 million for the three months ended June 30, 2000 and 2001.

Total Operating Income (Loss).  Operating income (loss) decreased $3.1 million, from operating income of $0.4 million for the three months ended June 30, 2000 to an operating loss of $(2.7) million for the three months ended June 30, 2001, as a result of the factors stated above.

Total EBITDA.  EBITDA decreased $2.2 million, or 57%, from $3.8 million for the three months ended June 30, 2000, to $1.6 million for the three months ended June 30, 2001, as a result of the factors stated above.

Total Other Expense.  Total other expense increased $0.1 million, or 5%, from $2.8 million for the three months ended June 30, 2000 to $2.9 million for the three months ended June 30, 2001. The increase is due primarily to $0.1 million decrease in interest income.

Total Net Loss.  Net loss increased $2.3 million, or 86%, from $(2.6) million for the three months ended June 30, 2000 to $(4.9) million for the three months ended June 30, 2001, as a result of the factors stated above.

Network Radio

Revenues.  Network radio revenues increased $0.8 million, or 8%, from $10.9 million for the three months ended June 30, 2000 to $11.7 million for the three months ended June 30, 2001.  This increase was due to revenue generated from programming launched in late 2000 and during the first half of 2001, which was partially offset by the lower sell-out percentages existing during in the second quarter of 2001 as compared to the similar quarter in 2000, and a contraction in audience, and, in certain cases, elimination of some of our program offerings.  We are currently experiencing a softer network radio advertising market in 2001 as compared to 2000, due to a slowing economy and a lack of Internet company advertising, which caused lower sell-out percentages.  During the first half of 2000, we benefited from very strong network radio advertising demand, driven primarily by strong economic conditions, which demand was further enhanced by a significant increase in the volume of network radio advertising by Internet companies.  Due to the very strong demand for network radio advertising in 2000, our network radio business had achieved virtually 100% inventory sell-out percentages.

Expenses.  Network radio expenses increased $1.4 million, or 14%, from $9.6 million for the three months ended June 30, 2000 to $11.0 million for the three months ended June 30, 2001.  This increase was primarily due to:

•	$0.8 million increase in operating expenses due to the increase in the number of radio programs and products we offered, including increased license fees for certain programming, as well as an increase in the number of our radio station affiliates;

•	$0.2 million increase in selling and marketing expenses to increase the number of radio stations receiving our existing programming and to promote the launch of new programs;

•	$0.2 million increase in producer fees for certain programming added in late 2000;

•	$0.1 million increase in management, support costs and other; and

•	$0.1 million increase in depreciation and amortization expenses related to new equipment purchased for the upgrades of certain radio programming studios and purchase of new satellite receivers.

         As a percentage of network radio revenues, network radio expenses increased from 88% for the three months ended June 30, 2000 to 94% for the three months ended June 30, 2001.  The increase in network radio expenses as a percentage of network radio revenues is due primarily to higher costs incurred to license and distribute new radio programs we offer, as well as the softer advertising market experienced in 2001 in comparison to 2000, which has resulted in relatively small revenue growth in the second quarter of 2001.

Operating Income (Loss).  Operating income decreased $0.6 million from an operating income of $1.3 million for the three months ended June 30, 2000 to an operating income of $0.7 million for the three months ended June 30, 2001 as a result of the factors stated above.

Segment EBITDA.  Segment EBITDA decreased $0.5 million, or 16%, from $3.0 million for the three months ended June 30, 2000, to $2.5 million for the three months ended June 30, 2001 as a result of the factors stated above.

Cable Television Programming

Revenues.  Cable television programming revenues increased $0.2 million, or 2%, from $8.3 million for the three months ended June 30, 2000 to $8.5 million for the three months ended June 30, 2001.  This increase was due primarily to a increase in GAC’s revenues.

•	In the second quarter of 2001, PIN added a number of significant cable television systems and advertising markets including Columbus, Portland, Manatee, Syracuse, and Baton Rouge. In addition, PIN was launched on The DISH Network during the first quarter. While PIN’s FTREs grew 56%, revenues remained relatively flat due to lower rates that PIN charged for its infomercial advertising inventory. The decrease in PIN’s infomercial rates is due to a lack of new infomercials, a decreasing number of infomercial suppliers and a slowing economy resulting in decreased response rates, which is having a significant negative impact on the infomercial marketplace.

•	GAC’s revenues increased $0.2 million, or 7%, as a result of a $0.1 million, or 6%, increase in advertising revenues driven by increases in national advertising revenues and a $0.1 million, or 12%, increase in license fees charged to cable system operators who distribute GAC’s programming. Advertising revenues increased due to greater national advertising revenues in the second quarter of 2001 as compared to 2000, reflecting an increase of GAC subscribers (as reported by cable and DBS operators) of 8% at the end of the second quarter of 2001 as compared to 2000.

We anticipate that we will continue to experience a weak cable television advertising market through the remainder of 2001.

Expenses.  Cable television programming expenses rose $2.1 million, or 24%, from $8.5 million for the three months ended June 30, 2000 to $10.6 million for the three months ended June 30, 2001.  This was primarily due to:

•	an increase of $1.8 million, or 38%, in rebates paid to cable systems receiving PIN, driven by a 56% increase in the number of FTREs receiving PIN;

•	an increase of $0.3 million as a result of new associates hired in late 2000 to sell GAC advertising;

•	an increase of $0.1 million in programming expenses incurred to enhance GAC’s programming and to secure an additional satellite feed needed temporarily in order to provide PIN programming to a DBS provider;

•	a decrease of $0.1 million in depreciation and amortization expenses primarily related to a decrease in amortization of cable programming distribution agreement payments caused by a decrease in the number of GAC’s subscribers in latter part of 2000 and the first quarter of 2001 as compared to similar period in 2000.

         As a percentage of cable television programming revenues, cable television programming expenses increased from 103% for the three months ended June 30, 2000 to 125% for the three months ended June 30, 2001. The increase in cable television programming expenses as a percentage of cable television programming revenues is due primarily to higher PIN rebate costs and the weak advertising market experienced in 2001, which has resulted in a decrease in rates charged for infomercial advertising inventory.

         For the three months ended June 30, 2000 and 2001, PIN made rebates of approximately 75% and 104%, respectively, of its revenues to operators receiving its programming.  This increase in rebates relative to revenues was due to a significant decrease in PIN revenues per subscriber driven by poor infomercial advertising market conditions during the second quarter of 2001.  In addition, rebates increased due to a 56% increase in PIN’s FTREs at the end of the second quarter of 2001 as compared to 2000.  In a continuing effort to restore PIN to profitability during this difficult advertising market, PIN has been actively working to reduce rebate costs through negotiating lower rebate rates with PIN’s cable television system affiliates.  To date, PIN has re-negotiated lower rebate rates with affiliates representing 55% of its FTRE distribution, with an approximate cost savings of $800,000 to $900,000 anticipated in 2001.  While we are continuing to take certain measures to further decrease PIN rebate costs by negotiating lower rebates with cable system operators as their carriage agreements come up for renewal, there can be no assurance that we will be able to reduce these costs to the mid 70% range we have achieved in the past unless and until the long-form advertising market improves significantly.

         PIN entered into a short-term agreement with Echostar to distribute PIN’s programming on Echostar’s DISH Network beginning in March 2001.  PIN launched on The DISH Network in March 2001 on a secondary satellite feed established to isolate and test the economic potential to PIN of distribution through a DBS provider.  Due to the launch of an additional PIN satellite feed needed temporarily to provide programming to Echostar, cable television programming expenses (including rebates paid to Echostar) increased from approximately $200,000 beginning in March 2001 to approximately $300,000 in June 2001. To date, because of the worsening infomercial market, PIN has incurred losses under this agreement, as revenues generated have been inadequate to cover PIN’s rebate and satellite delivery costs.  As a result, PIN elected to terminate the existing agreement effective August 7, 2001.

         As part of our efforts to increase GAC subscribers, GAC entered into a digital satellite distribution agreement with AT&T’s Headend in the Sky, Inc. (“HITS”), which will enable GAC to broadcast its programming on the HITS digital platform to cable systems which elect to carry GAC on their digital programming tiers. As a result, digital satellite distribution expenses increased approximately $40,000 per month beginning in November 2000.

         GAC entered into an agreement with Echostar to distribute GAC’s programming on Echostar’s DISH Network beginning in May 2001.  As a result of GAC’s launch on The Dish Network, as well as other added cable distribution, GAC’s subscribers (as reported by cable and DBS operators) increased 8% to 14.6 million subscribers at the end of the second quarter of 2001 as compared to 13.6 million in 2000.  Our ability to continue to increase GAC distribution is largely dependent on our ability to persuade cable operators to carry GAC on their digital programming tiers and our ability to secure carriage with another broadcast satellite provider.  We anticipate GAC’s subscriber distribution will continue to grow modestly for the remainder of 2001.

         In 1999, we developed and enhanced a companion website to the GAC network. Internet programming and content expenses for this companion website commenced in the fourth quarter of 1999 and increased throughout 2000. This website generated e-commerce revenues by selling products to website visitors; however, we did not generate significant e-commerce revenues from this website.  Given the lack of meaningful e-commerce revenues generated and unfavorable product margins, we have ceased substantially all e-commerce efforts at the end of the second quarter of 2001 in order to reduce costs and re-direct resources to more efficiently promote the GAC network via the Internet.  In June 2001, costs decreased approximately $20,000 per month as a result of these efforts.  We anticipate that such costs will continue to decrease for the remainder of 2001.

Operating Income (Loss).  Operating loss increased $1.8 million from an operating loss of $(0.3) million for the three months ended June 30, 2000 to an operating loss of $(2.1) million for the three months ended June 30, 2001 as a result of the factors stated above.

Segment EBITDA.  Segment EBITDA, before adjusting for the EBITDA attributable to the PIN Venture’s minority interest, decreased $1.9 million from $0.7 million for the three months ended June 30, 2000, to $(1.2) million for the three months ended June 30, 2001 as a result of the factors stated above.

Internet Advertising Sales

         In 2000, we began offering Internet advertising sales services with a focus on streaming media advertising.  Operating expenses for Internet advertising services increased beginning in January 2000 and continued to increase throughout 2000, as we built a sales and technology infrastructure.

 Revenues. We generated $0.1 million of Internet advertising sales revenues for the three months ended June 30, 2001 and we did not generate any significant revenue for the three months ended June 30, 2000.

 Expenses.  Internet advertising sales expenses increased $0.3 million, or 112%, from $0.3 million for the three months ended June 30, 2000 to $0.6 million for the three months ended June 30, 2001 as a result of new associates hired in late 2000 to sell and support our streaming media advertising efforts.

 Operating Loss.  Operating loss increased $0.3 million from $(0.3) million for the three months ended June 30, 2000 to $(0.6) million for the three months ended June 30, 2001.

 Segment EBITDA.  Segment negative EBITDA increased $0.2 million from $(0.3) million for the three months ended June 30, 2000 to $(0.5) million for the three months ended June 30, 2001.

         In 2000, we began offering Internet advertising sales services with initial focus on streaming media advertising.  We developed a sales and technology infrastructure to seek to grow this business as this new advertising medium appeared to gain momentum.  The success of this business is highly dependent upon our ability to reach a sufficient audience and to aggregate, target and accurately measure such audience (through still-emerging technologies) in a way that is attractive to national advertisers.  In addition there are a number of recent developments which adversely affect streaming media advertising.  One such event is recent claims by two important unions that radio stations who stream advertising produced by union talent are liable for royalties separate from those applicable to the radio broadcast of such advertising.  These claims have led many major radio station operators to cease streaming of their programming.  Other factors include the current economic slowdown, advertisers’ reluctance to spend advertising funds in non-traditional media given the existing advertising environment, the continued financial challenges faced by streaming companies and the changing technology needed to aggregate, target and accurately measure streaming audiences.  Due to these factors, we significantly reduced our Internet advertising sales business in the second quarter of 2001.  Starting in June, we estimate that Internet advertising sales expenses will be approximately $30,000 per month.  Further, we expect to further reduce or eliminate this business entirely in the third quarter of 2001.

Satellite Services

Revenues.  Satellite services revenues decreased $0.5 million, or 38%, from $1.3 million for the three months ended June 30, 2000 to $0.8 million for the three months ended June 30, 2001. This decrease was primarily due to a decrease in satellite services fees charged to affiliated parties and a one-time termination payment made in December 2000 by an affiliated party for all of its remaining satellite services commitments.

Expenses.  Satellite services expenses decreased $0.1 million, or 10%, from $1.1 million for the three months ended June 30, 2000 to $1.0 million for the three months ended June 30, 2001. This decrease is primarily due to cost savings realized as a result of the affiliated party ceasing all programming operations in early 2000.  As a percentage of satellite services revenues, satellite services expenses increased from 82% for the three months ended June 30, 2000 to 119% for the three months ended June 30, 2001.  Because a significant portion of the costs of our satellite services is fixed, when we decrease our utilization of the excess capacity on our Satcom C-3 transponder, the percentage of satellite services expenses in relation to the satellite services revenues increases.  The leasing of capacity on our transponder is subject to a numbers of factors, including cable network demand and general availability of transponder space.  There can be no assurance that we will be successful in leasing our excess satellite transponder capacity.

 Operating Income (Loss).  Operating income (loss) decreased $0.4 million from an operating income of $0.2 million for the three months ended June 30, 2000 to an operating loss of $(0.2) million for the three months ended June 30, 2001 as a result of the factors stated above.

Segment EBITDA.  Segment EBITDA decreased $0.4 million, or 35%, from $1.2 million for the three months ended June 30, 2000, to $0.8 million for the three months ended June 30, 2001 as a result of the factors stated above.

Six Months Ended June 30, 2000 Compared to Six Months ended June 30, 2001

Total Revenues.  Total revenues decreased $0.8 million, or 2%, from $40.6 million for the six months ended June 30, 2000 to $39.8 million for the six months ended June 30, 2001. This decrease was the result of a decrease in satellite services revenues due to a decrease in fees charged to an affiliated party because of reduced service levels required by the affiliate (which ceased network operations at the end of the first quarter of 2000), as well as the termination of certain of its remaining satellite services in December 2000.  In addition, cable television programming revenues decreased in the first half of 2001 as compared to comparable period in 2000.  These decreases were partially offset by an increase in network radio revenues.

Total Operating Expenses.  Total operating expenses increased $6.0 million, or 23%, from $26.5 million for the six months ended June 30, 2000 to $32.5 million for the six months ended June 30, 2001.  These increases resulted from the greater expenditures for new network radio and cable television programs and products offered beginning in mid-year 2000 and early 2001, as well as increased operating expenses to develop our Internet advertising sales business.  In addition, cable television programming expenses increased due to an increase in rebates paid by PIN to cable system and Direct Broadcast Satellite (“DBS”) operators, because of a 56% increase in PIN’s FTREs.  As a percentage of total revenues, total operating expenses increased from 65% for the six months ended June 30, 2000 to 82% for the six months ended June 30, 2001.

Selling and Marketing.  Selling and marketing expenses increased $0.5 million, or 10%, from $4.9 million for the six months ended June 30, 2000 to $5.4 million for the six months ended June 30, 2001. This increase is due primarily to increased expenditures to attract additional radio and cable television affiliates and increased selling and marketing expenses incurred to launch, promote and support new radio programs.

General and Administrative.  General and administrative expenses decreased $0.2 million, or 12%, from $1.3 million for the six months ended June 30, 2000 to $1.1 million for the six months ended June 30, 2001.  This change was due to decreases in Internet-related support expenses and other expenses.

Depreciation and Amortization.  Depreciation and amortization expenses increased $0.2 million, or 3%, from $7.0 million for the six months ended June 30, 2000 to $7.2 million for the six months ended June 30, 2001.  This increase is due primarily to increase in depreciation expenses related to new equipment purchased.

Total Operating Income (Loss).  Operating income (loss) decreased $7.4 million, from operating income of $1.1 million for the six months ended June 30, 2000 to an operating loss of $(6.3) million for the six months ended June 30, 2001, as a result of the factors stated above.

Total EBITDA.  EBITDA decreased $5.5 million, or 74%, from $7.5 million for the six months ended June 30, 2000, to $2.0 million for the six months ended June 30, 2001, as a result of the factors stated above.

Total Other Expense. Total other expense increased $0.3 million, or 6%, from $5.7 million for the six months ended June 30, 2000 to $6.0 million for the six months ended June 30, 2001. The increase is due primarily to $0.2 million increase in other expense related to write-offs of disposed equipment and intangible assets in 2001 and a decrease of $0.1 million in interest income.

Total Net Loss. Net loss increased $6.1 million, or 116%, from $(5.2) million for the six months ended June 30, 2000 to $(11.3) million for the six months ended June 30, 2001, as a result of the factors stated above.

Network Radio

Revenues.  Network radio revenues increased $1.0 million, or 5%, from $20.6 million for the six months ended June 30, 2000 to $21.6 million for the six months ended June 30, 2001.  This increase was due to revenue generated from programming launched in late 2000 and during first quarter 2001, which was partially  offset by the lower sell-out percentages prevailing during first half of 2001 as compared to the similar period in 2000, and a contraction in audience, and, in certain cases, elimination of some of our program offerings.  We are currently experiencing a softer network radio advertising market in 2001 as compared to 2000, due to a slowing economy and a lack of Internet company advertising, which caused lower sell-out percentages.  During the first half of 2000, we benefited from very strong network radio advertising demand, driven primarily by strong economic conditions, which demand was further enhanced by a significant increase in the volume of network radio advertising by Internet companies.  Due to the very strong demand for network radio advertising in 2000, our network radio business had achieved virtually 100% inventory sell-out percentages.

Expenses.  Network radio expenses increased $3.1 million, or 17%, from $18.6 million for the six months ended June 30, 2000 to $21.7 million for the six months ended June 30, 2001.  This increase was primarily due to:

•	$1.6 million increase in operating expenses due to the increase in the number of radio programs and products we offered, including increased license fees for certain programming, as well as an increase in the number of our radio station affiliates;

•	$0.6 million increase in selling and marketing expenses to increase the number of radio stations receiving our existing programming and to promote the launch of new programs;

•	$0.4 million increase in producer fees for certain programming added in late 2000;

•	$0.3 million increase in management, support costs and other; and

•	$0.2 million increase in depreciation and amortization expenses related to new equipment purchased for the upgrades of certain radio programming studios and purchase of new satellite receivers.

         As a percentage of network radio revenues, network radio expenses increased from 90% for the six months ended June 30, 2000 to 101% for the six months ended June 30, 2001.  The increase in network radio expenses as a percentage of network radio revenues is due primarily to higher costs incurred to license and distribute new radio programs we offer, as well as the softer advertising market experienced in 2001 in comparison to 2000, which has resulted in relatively small revenue growth in the first half of 2001.

Operating Income (Loss).  Operating income (loss) decreased $2.1 million from an operating income of $2.0 million for the six months ended June 30, 2000 to an operating loss of $(0.1) million for the six months ended June 30, 2001 as a result of the factors stated above.

Segment EBITDA.  Segment EBITDA decreased $1.9 million, or 36%, from $5.3 million for the six months ended June 30, 2000, to $3.4 million for the six months ended June 30, 2001 as a result of the factors stated above.

 Cable Television Programming

Revenues.  Cable television programming revenues decreased $0.5 million, or 3%, from $17.0 million for the six months ended June 30, 2000 to $16.5 million for the six months ended June 30, 2001.  This decrease was due primarily to a decrease in PIN’s revenues, which were partially offset by an increase in GAC's revenues.

•	In the first half of 2001, PIN added a number of significant cable television systems and advertising markets including Baltimore, Pittsburgh, Union, Lebanon, Columbus, Portland, Manatee, Syracuse, Baton Rouge and others. In addition, PIN was launched on Echostar’s DISH Network during the first quarter. While PIN’s full-time equivalent subscribers (“FTRE”) grew 56%, revenues decreased $1.1 million, or 8%, due to lower rates that PIN charged for its infomercial advertising inventory. The decrease in PIN’s infomercial rates is due to a lack of new infomercials, a decreasing number of infomercial suppliers and a slowing economy resulting in decreased response rates. Combined, these factors have had a significant negative impact on the infomercial marketplace.

•	GAC’s revenues increased $0.6 million, or 16%, as a result of a $0.3 million, or 11%, increase in advertising revenues driven by increases in national advertising revenues and a $0.3 million, or 31%, increase in license fees charged to cable system operators who distribute GAC’s programming. Advertising revenues increased due to greater national advertising revenues in the first half of 2001 as compared to 2000, reflecting an increase of GAC subscribers (as reported by cable system and direct broadcast satellite (“DBS”) operators) of 8% at the end of the second quarter of 2001 as compared to 2000.

We anticipate that we will continue to experience a weak cable television advertising market through the remainder of 2001.

Expenses.  Cable television programming expenses rose $3.0 million, or 17%, from $17.0 million for the six months ended June 30, 2000 to $20.0 million for the six months ended June 30, 2001.  This was primarily due to:

•	an increase of $2.5 million, or 25%, in rebates paid to cable systems receiving PIN, driven by a 56% increase in the number of FTREs receiving PIN;

•	an increase of $0.4 million as a result of new associates hired late in 2000 to sell GAC traditional spot advertising;

•	an increase of $0.2 million in programming expenses incurred to enhance GAC’s programming and to secure an additional satellite feed needed temporarily in order to provide PIN programming to a DBS provider; and

•	a decrease of $0.1 million in PIN’s selling and marketing expenses.

         As a percentage of cable television programming revenues, cable television programming expenses increased from 100% for the six months ended June 30, 2000 to 121% for the six months ended June 30, 2001. The increase in cable television programming expenses as a percentage of cable television programming revenues is due primarily to higher PIN rebate costs and weak advertising market experienced in 2001, which has resulted in a decrease in rates charged for advertising inventory, particularly infomercial advertising inventory.

         For the six months ended June 30, 2000 and 2001, PIN made rebates of approximately 75% and 105%, respectively, of its revenues to cable system and DBS operators receiving its programming.  This increase in rebates relative to revenues was due to a significant decrease in PIN revenues driven by poor infomercial advertising market conditions during the first half of 2001.  In addition, rebates increased due to a 56% increase in total PIN FTREs at the end of the second quarter of 2001 as compared to 2000.  In a continuing effort to restore PIN to profitability during this difficult advertising market, PIN has been actively working to reduce rebate costs through negotiating lower rebate rates with PIN’s cable television system affiliates.  To date, PIN has re-negotiated lower rebate rates with affiliates representing 55% of its FTRE distribution, with an approximate cost savings of $800,000 to $900,000 in 2001.  While we are continuing to take certain measures to decrease PIN rebate costs, including negotiating lower rebates with cable system operators as their carriage agreements come up for renewal, there can be no assurance that we will be able to reduce these costs to the mid 70% range we have achieved in the past unless and until the long-form advertising marketing improves significantly.

         PIN entered into a short-term agreement with Echostar to distribute PIN’s programming on Echostar’s DISH Network beginning in March 2001.  PIN launched on The DISH Network in March 2001 on a secondary satellite feed established to isolate and test the economic potential to PIN of distribution through a DBS provider.  Due to the launch of an additional PIN satellite feed needed temporarily to provide programming to Echostar, cable television programming expenses (including rebates paid to Echostar) increased from approximately $200,000 beginning in March 2001 to approximately $300,000 in June 2001. To date, because of the worsening infomercial market, PIN has incurred losses under this agreement, as revenues generated have been inadequate to cover PIN’s rebate and satellite delivery costs.  As a result, PIN elected to terminate the existing agreement effective August 7, 2001.

         As part of our efforts to increase GAC subscriber distribution, GAC entered into a digital satellite distribution agreement with AT&T’s Headend in the Sky, Inc. (“HITS”), which will enable GAC to broadcast its programming on the HITS digital platform to cable systems which elect to carry GAC on their digital programming tiers. As a result, digital satellite distribution expenses increased approximately $40,000 per month beginning in November 2000.

         GAC entered in an agreement with Echostar to distribute GAC’s programming on Echostar’s DISH Network beginning in May 2001.  As a result of GAC’s launch on The Dish Network as well as other added cable distribution, GAC’s subscribers (as reported by cable and DBS operators) increased 8% to 14.6 million subscribers at the end of the second quarter of 2001 as compared to 13.6 million subscribers in 2000.  Our ability to continue to increase GAC distribution is largely dependent on our ability to persuade cable operators to carry GAC on their digital programming tiers and our ability to secure carriage with another broadcast satellite provider.  We anticipate GAC’s subscriber distribution will continue to grow modestly for the remainder of 2001.

         In 1999, we developed and enhanced a companion website to the GAC network. Internet programming and content expenses for this companion website commenced in the fourth quarter of 1999 and increased throughout 2000. This website generated e-commerce revenues by selling products to website visitors; however, we did not generate significant e-commerce revenues from this website.  Given the lack of meaningful e-commerce revenues generated and unfavorable product margins, we have ceased substantially all e-commerce efforts at the end of the second quarter of 2001 in order to reduce costs and re-direct resources to more efficiently promote the GAC network via the Internet.  In June 2001, costs decreased approximately $20,000 per month as a result of these efforts.  We anticipate that such costs will continue to decrease for the remainder of 2001.

Operating Income (Loss).  Operating income (loss) decreased $3.5 million from breaking-even for the six months ended June 30, 2000 to an operating loss of $(3.5) million for the six months ended June 30, 2001 as a result of the factors stated above.

Segment EBITDA.  Segment EBITDA, before adjusting for the EBITDA attributable to the PIN Venture’s minority interest, decreased $3.5 million from $1.7 million for the six months ended June 30, 2000, to $(1.8) million for the six months ended June 30, 2001 as a result of the factors stated above.

Internet Advertising Sales

         In 2000, we began offering Internet advertising sales services with a focus on streaming media advertising.  Operating expenses for Internet advertising services increased beginning in January 2000 and continued to increase throughout 2000, as we built a sales and technology infrastructure.

 Revenues. We generated $0.1 million in Internet advertising sales services revenue for the six months ended June 30, 2001.  We did not generate significant Internet advertising sales revenues for the six months ended June 30, 2000.

 Expenses.  Internet advertising sales expenses increased $0.9 million, or 228%, from $0.4 million for the six months ended June 30, 2000 to $1.3 million for the six months ended June 30, 2001 as a result of new associates hired in late 2000 to sell and support our streaming media advertising.

 Operating Loss.  Operating loss increased $0.8 million from $(0.4) million for the six months ended June 30, 2000 to $(1.2) million for the six months ended June 30, 2001 as a result of the factors stated above.

 Segment EBITDA.  Segment negative EBITDA increased $0.8 million from $(0.4) million for the six months ended June 30, 2000 to $(1.2) million for the six months ended June 30, 2001 as a result of the factors stated above.

         In 2000, we began offering Internet advertising sales services with initial focus on streaming media advertising.  We developed a sales and technology infrastructure to seek to grow this business as this new advertising medium appeared to gain momentum.  The success of this business is highly dependent upon our ability to reach a sufficient audience and to aggregate, target and accurately measure such audience (through still-emerging technologies) in a way that is attractive to national advertisers.  In addition there are a number of recent developments which adversely affect streaming media advertising.  One such event is recent claims by two important unions that radio stations who stream advertising produced by union talent are liable for royalties separate from those applicable to the radio broadcast of such advertising.  These claims have led many major radio station operators to cease streaming of their programming.  Other factors include the current economic slowdown, advertisers’ reluctance to spend advertising funds in non-traditional media given the existing advertising environment, the continued financial challenges faced by streaming companies and the changing technology needed to aggregate, target and accurately measure streaming audiences.  Due to these factors, we significantly reduced our Internet advertising sales business in the second quarter of 2001.  Starting in June, we estimate that Internet advertising sales expenses will be approximately $30,000 per month.  Further, we expect to further reduce or eliminate this business entirely in the third quarter of 2001.

Satellite Services

 Revenues.  Satellite services revenues decreased $1.4 million, or 46%, from $3.0 million for the six months ended June 30, 2000 to $1.6 million for the six months ended June 30, 2001. This decrease was primarily due to:

•	$1.2 million decrease in satellite services fees charged to affiliated parties when one affiliated party ceased its network operations at the end of the first quarter of 2000 and another affiliated party made a one-time termination payment in December 2000 for all of its remaining satellite services commitments; and

•	the termination in January 2000 of a third party satellite services agreement, which generated $0.2 million in satellite services revenues for the six months ended June 30, 2000.

Expenses.  Satellite services expenses decreased $0.3 million, or 11%, from $2.3 million for the six months ended June 30, 2000 to $2.0 million for the six months ended June 30, 2001. This decrease is primarily due to cost savings realized as a result of the affiliated party ceasing all programming operations in the first half of 2000.  As a percentage of satellite services revenues, satellite services expenses increased from 76% for the six months ended June 30, 2000 to 125% for the six months ended June 30, 2001.  Because a significant portion of the costs of our satellite services is fixed, when we decrease our utilization of the excess capacity on our Satcom C-3 transponder, the percentage of satellite services expenses in relation to the satellite services revenues increases.  The leasing of capacity on our transponder is subject to a numbers of factors, including cable network demand and general availability of transponder space.  There can be no assurance that we will be successful in leasing our excess satellite transponder capacity.

 Operating Income (Loss).  Operating income (loss) decreased $1.1 million from an operating income of $0.7 million for the six months ended June 30, 2000 to an operating loss of $(0.4) million for the six months ended June 30, 2001 as a result of the factors stated above.

Segment EBITDA.  Segment EBITDA decreased $1.2 million, or 44%, from $2.7 million for the six months ended June 30, 2000, to $1.5 million for the six months ended June 30, 2001 as a result of the factors stated above.

Liquidity and Capital Resources

         Since our inception, we have incurred net losses, primarily as a result of expenses associated with developing and launching our programming networks as well as financing costs. For the six months ended June 30, 2000 and 2001, we incurred net losses of $(5.2) million and $(11.3) million, respectively.  Net cash provided by (used in) operating activities for the six months ended June 30, 2000 and 2001 was $3.6 million and $(3.3) million, respectively.

         The implementation of our growth strategies depends on a number of factors, including the availability of cash generated from operations and available cash balances, and may require additional equity and/or debt financings, particularly to fund any significant cable programming distribution agreement payments or to make significant acquisitions. The indenture of our 11¾% notes currently permits secured borrowings of up to $20.0 million. Currently, we do not have a credit facility in place.  We had cash and cash equivalents and available for sale securities of $12.2 million as of June 30, 2001.

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

         We have taken a number of steps to help mitigate the challenging advertising market conditions affecting our businesses in 2001 in an effort to improve our financial results.  Steps taken or in the process of being taken this year to improve our EBITDA margins and cash flow include:

•	A reduction in our annual salary costs by approximately $2.8 million or 12% through the winding down of our Internet advertising sales business, the scaling back of our Internet content efforts, the re-alignment of certain operational functions in our network radio and cable television businesses, and through other company-wide initiatives.

•	We have eliminated several unprofitable radio programs over the last 9 months that no longer fit the company’s longer-term strategy, resulting in annual EBITDA improvement of approximately $600,000 to $700,000.

•	We have also taken steps to significantly decrease our marketing and promotional expenditures across all of the Company’s divisions, representing approximately $2.6 million in 2001 cost savings as compared to our 2001 operating plan.

•	In addition, we have made company-wide reductions in other back-office, travel and administrative operating expenses.

•	And, with regard to capital expenditures, we have eliminated or delayed the purchase of capital expenditures totaling approximately $1 million from what was originally planned in 2001.

         As a result of these aggressive cost savings measures, the Company anticipates realizing cost reductions (excluding depreciation & amortization) totaling over $9 million for the year in comparison to our 2001 operating plan, representing a cost decrease from plan of 10%.

         In addition to these cost reductions, we are also implementing other measures in an effort to improve our EBITDA margins for the second half of the year and into 2002.  We anticipate such measures will result in annual EBITDA savings of approximately $1.4 million.

         Based on these cost reductions and other measures, and assuming there is no significant further deterioration in the advertising marketplace beyond what management currently expects, we believe that our cash balances, available for sale securities and operating cash flow, including the cash flows of and dividends and distributions from our subsidiaries, will be sufficient to fund our operating cash flow requirements through the remainder of 2001, as well as our January 1, 2002 bond interest payment.

Investing Activities

         For the six months ended June 30, 2000 and 2001, net cash provided by (used in) investing activities was $(5.1) million and $0.0 million, respectively.

          Our investing activities for the six months ended June 30, 2001 consisted primarily of the following:

•	$3.2 million proceeds from the sale of available for sale securities;

•	$(1.4) million in cable programming distribution agreement payments for GAC;

•	$(1.5) million for the purchase of property and equipment; and

•	$(0.2) million to purchase certain radio programs and other intangible assets.

         Our investing activities for the six months ended June 30, 2000 consisted primarily of the following:

•	$1.7 million proceeds from the sale of available for sale securities;

•	$(4.9) million in cable programming distribution agreement payments for GAC;

•	$(0.7) million to purchase certain radio programs; and

•	$(1.2) million for the purchase of property and equipment.

         Total capital expenditures for the balance of 2001 are estimated to be approximately $1.2 million, which will be used primarily to upgrade certain cable television and radio related earth station equipment, satellite receivers and to purchase computer hardware and software.  Total cable programming distribution agreement payments for GAC for the balance of 2001 are estimated to be approximately $5.5 million.

Financing Activities

         For the six months ended June 30, 2000 and 2001, net cash used in financing activities was $(0.3) million and $0 million, respectively.

         Further, we are also currently evaluating other options to increase our liquidity and enable our core businesses to continue to grow the top line and expand their EBITDA margins longer-term.  Such options include transactions with strategic partners or others, that could provide to the Company additional programming, additional distribution for our programming, and/or additional capital.  There can be no assurance we will be successful in these efforts or that financing will be available on terms we view as acceptable.

Guidance for Third Quarter 2001

         The following information provided below represents guidance on anticipated operating results of the Company and its businesses for the third quarter ending September 30, 2001. The following guidance represents “forward-looking statements” within the meaning of the federal securities laws and is subject to the safe harbor under those laws. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations as to our future business plans, results of operations and/or financial condition. Our expectations for the Company's future necessarily involve a number of assumptions and estimates, and various risk factors, many of which are beyond our ability to control or predict and that could cause actual results to differ materially from these expectations. These risk factors include distribution of our radio and television programming, intense competition in our industry, our dependence upon earnings and cash flow of our subsidiaries, dependence on advertising relationships and revenues, our outstanding debt and the restrictions imposed by an indenture governing our existing debt, business expansion issues, and the other risks described in the most recent Annual Report on Form 10-K filed with the SEC. Accordingly, forward-looking statements are not guarantees of future performance, and should not be unduly relied upon. The forward-looking statements made herein are based on expectations existing on the date of this report, and we assume no obligation to update these forward-looking statements following the date of such report.

3rd Quarter

(in thousands)

Revenues:

Network Radio	$9,700
Cable Television Programming	9,100
Internet advertising sales services	-
Satellite Services	800

Total Revenues	$19,600

EBITDA :

Network Radio	$1,000
Cable Television Programming*	500
Satellite Services	800
Corporate G&A	(500)

Total Core EBITDA	$1,800

Internet advertising sales services	(100)

Total EBITDA	$1,700

*Reflects EBITDA effect net of PIN minority interest

Other Disclosures:

Capital expenditures	$800

Cable programming distribution payments	$4,400

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial market prices. We are exposed to market risk through interest rates. This exposure is directly related to our normal funding and investing activities.

         As of June 30, 2001, none of our current liabilities was subject to changes in interest rates.

ITEM 5: OTHER MATERIALLY IMPORTANT EVENTS

         On August 9, 2001, Standard & Poor's lowered its rating for the Company's senior secured notes as well as the Company's corporate credit rating of "B" to a rating of "CCC with a Negative Outlook."

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

None

b)	Reports on Form 8-K

None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         JONES MEDIA NETWORKS, LTD.

By:

/s/ Jeffery C. Wayne

Jeffery C. Wayne
President

Dated: August 13, 2001

By:

/s/ Jay B Lewis

Jay B. Lewis
Group Vice President/Finance
(Principal Financial Officer)

Dated: August 13, 2001