Form 10-Q
period 2001-09-30
JONES MEDIA NETWORKS LTD
filed 2001-11-14
CIK 1067465

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001.

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

                                                                        Yes☒                                                                                                 No☐

 JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,	September 30,
	2000	2001
CURRENT ASSETS:
Cash and cash equivalents	$14,900,333	$1,996,466
Available for sale securities	3,711,739	—
Accounts receivable, net of allowance for doubtful accounts of $2,017,478 and $1,896,146, respectively	15,991,148	15,411,122
Prepaid expenses	415,769	508,538
Other current assets	915,157	1,175,254
Total current assets	35,934,146	19,091,380
Property and equipment, net	20,750,445	18,280,598
Intangible assets, net	59,822,488	58,145,731
Debt offering costs, net of accumulated amortization of $1,735,429 and $2,296,070, respectively	3,363,347	2,802,706
Net non-current assets of discontinued operations (Note 2)	82,548	106,140
Other non-current assets	1,587,156	1,646,148
Total assets	$121,540,130	$100,072,703

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable—trade	$6,077,876	$5,448,527
Producers’ fees payable	5,351,664	6,085,369
Cable programming distribution agreement payments payable	2,238,934	1,602,809
Accrued liabilities and other current liabilities	3,195,484	1,828,451
Accounts payable—Jones International, Ltd.	232,260	337,162
Interest payable	5,875,000	2,937,500
Net current liabilities of discontinued operations (Note 2)	—	107,284
Deferred revenues	657,536	965,543
Total current liabilities	23,628,754	19,312,645
LONG-TERM LIABILITIES:
Customer deposits and deferred revenues	601,026	633,048
Other long-term liabilities	1,026,131	1,089,486
Senior secured notes	100,000,000	100,000,000
Total long-term liabilities	101,627,157	101,722,534
MINORITY INTEREST IN
CONSOLIDATED SUBSIDIARIES	297,874	(647,307)
COMMITMENTS AND CONTINGENCIES (NOTE 5)
COMMON STOCK SUBJECT TO PUT, Class A Common Stock, $.01 par value: 136,540 shares issued and outstanding, respectively	1,310,784	1,310,784
SHAREHOLDERS’ DEFICIT:
Series A Preferred Stock, $.01 par value: 1,918,000 shares authorized, issued and outstanding	23,975,000	23,975,000
Class A Common Stock, $.01 par value: 100,000,000 shares authorized; 5,329,463 shares issued and outstanding, respectively	53,295	53,295
Class B Common Stock, $.01 par value: 2,231,400 shares authorized, issued and outstanding	22,314	22,314
Additional paid-in capital	28,453,436	28,453,436
Accumulated other comprehensive loss	(2,299)	—
Accumulated deficit	(57,826,185)	(74,129,998)
Total shareholders’ deficit	(5,324,439)	(21,625,953)
Total liabilities and shareholders’ deficit	$121,540,130	$100,072,703

The accompanying notes are an integral part of these unaudited consolidated financial statements.

JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001

Revenues, including revenues from affiliated entities of $812,324, $422,502, $2,756,365 and $1,108,206, respectively (Note 3)	$20,173,969	$18,324,267	$60,834,595	$58,072,667
Operating expenses, including charges from affiliated entities of $1,633,911, $1,335,111, $4,856,342 and $4,499,657 respectively (Note 3):
Operations	13,023,014	13,811,714	39,126,647	45,081,052
Selling and marketing	2,772,063	2,302,914	7,622,309	7,660,586
General and administrative	609,803	402,567	1,866,431	1,506,055
Depreciation and amortization	3,609,474	4,116,029	10,582,544	11,285,840
Total operating expenses	20,014,354	20,633,224	59,197,931	65,533,533
OPERATING INCOME (LOSS)	159,615	(2,308,957)	1,636,664	(7,460,866)
OTHER (INCOME) EXPENSE:
Interest expense (Note 3)	3,124,881	3,124,380	9,411,558	9,373,141
Interest income	(239,328)	(79,556)	(713,504)	(457,489)
Equity in loss (income) of subsidiaries	—	—	(2,225)	—
Write-off of equity offering costs	725,128	—	725,128	—
Other expense (income)	(51,219)	(102,975)	(179,670)	37,985
Total other expense, net	3,559,462	2,941,849	9,241,287	8,953,637
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,399,847)	(5,250,806)	(7,604,623)	(16,414,503)
Income tax provision	3,610	5,534	48,357	33,000
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(3,403,457)	(5,256,340)	(7,652,980)	(16,447,503)
Minority interest in net income (loss) of consolidated subsidiaries	70,757	(284,369)	659,175	(1,392,511)
NET LOSS FROM CONTINUING OPERATIONS	(3,474,214)	(4,971,971)	(8,312,155)	(15,054,992)
Discontinued Operations (Note 2):
Income (loss) from operations of discontinued internet advertising sales services segment	1,056,813	(17,051)	669,095	(1,212,665)
Loss on disposal of discontinued operations	—	(36,156)	—	(36,156)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,056,813	(53,207)	669,095	(1,248,821)

NET LOSS	$(2,417,401)	$(5,025,178)	$(7,643,060)	$(16,303,813)

ADJUSTMENTS TO ARRIVE AT COMPREHENSIVE LOSS	(6,805)	(4,831)	(19,379)	(2,299)
COMPREHENSIVE LOSS	$(2,410,596)	$(5,020,347)	$(7,623,681)	$(16,301,514)

BASIC LOSS PER SHARE:
Loss before discontinued operations	(0.45)	(0.64)	(1.08)	(1.96)
Income (loss) from discontinued operations	0.14	(0.01)	0.08	(0.16)
Net loss	$(0.31)	$(0.65)	$(1.00)	$(2.12)

DILUTED LOSS PER SHARE:
Loss before discontinued operations	(0.46)	(0.65)	(1.09)	(1.97)
Income (loss) from discontinued operations	0.14	(0.01)	0.09	(0.16)
Net loss	$(0.32)	$(0.66)	$(1.00)	$(2.13)

WEIGHTED AVERAGE COMMON SHARES:
Basic	7,671,117	7,697,403	7,661,163	7,697,403
Fully diluted	7,630,531	7,640,131	7,620,577	7,640,131

The accompanying notes are an integral part of these unaudited consolidated financial statements.

JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,643,060)	$(16,303,813)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,597,413	11,326,495
Amortization of debt offering costs	588,472	560,641
Distribution received	405,992	—
Equity in income of subsidiaries	(2,225)	—
Gain on distributions from affiliates	(142,650)	—
Write-off of deferred equity offering costs	725,128	—
Write-offs of equipment and intangibles assets	65,380	110,235
Minority interest in net income (loss) of consolidated subsidiaries	659,175	(1,392,512)
Net change in assets and liabilities:
Decrease (increase) in receivables	(393,089)	537,735
Decrease in receivables from affiliates	473,759	—
Increase in prepaid expenses and other current assets	(461,002)	(396,698)
Decrease (increase) in other assets	(37,929)	4,363
Decrease in accounts payable	(295,362)	(611,807)
Increase in producers’ fees payable	375,385	814,975
Increase in accounts payable to Jones International, Ltd.	722,339	104,902
Decrease in interest payable	(2,937,500)	(2,937,500)
Increase in deferred revenues	14,677	308,007
Increase (decrease) in accrued and other liabilities	752,342	(1,220,442)
Increase in customer deposits	31,807	32,022
Net cash provided by (used in) operating activities	3,499,052	(9,063,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,226,400)	(2,158,484)
Proceeds from sale of available for sale securities	3,790,016	3,714,038
Cable programming distribution agreement payments	(5,281,109)	(5,609,459)
Purchases of intangible assets and programming	(812,898)	(233,896)
Distributions of capital from affiliates	15,000	—
Net cash used in investing activities	(4,515,391)	(4,287,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from minority interest	—	447,331
Payments for equity offering costs	(484,269)	—
Net cash provided by (used in) financing activities	(484,269)	447,331

DECREASE IN CASH AND CASH EQUIVALENTS	(1,500,608)	(12,903,867)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,270,784	14,900,333

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,770,176	$1,996,466

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Class A Common Stock issued for radio programs	$671,865	$—
Interest paid	$11,750,000	$11,750,000
Income tax paid	$48,357	$33,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This Form 10-Q is being filed by Jones Media Networks, Ltd. and its subsidiaries (the “Company”).  The accompanying consolidated statements of financial position as of December 31, 2000 and September 30, 2001, the consolidated statements of operations for the three and nine months ended September 30, 2000 and 2001, and the statements of cash flows for the nine months ended September 30, 2000 and 2001, are unaudited.  This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the consolidated statements of financial position, consolidated statements of operations and consolidated statements of cash flows in conformity with generally accepted accounting principles.  However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of results for these interim periods. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the entire year, or for any other interim period.

         Other Comprehensive Loss (Income)—Adjustments to other comprehensive loss (income) represent the net change in unrealized losses (gains) on available for sale securities.

         Minority Interest—As of September 30, 2001, the Company is reflecting negative minority interest in consolidated subsidiaries on the accompanying balance sheets due to the accumulated net losses generated by the Product Information Network Venture, (“PIN Venture”) in excess of Cox Communications’ net investment in PIN Venture.  To the extent the PIN Venture requires additional capital and such capital contributions are approved by the partners of the PIN Venture, Cox Communications is required to contribute their pro rata share of such capital contributions.

         New Accounting Pronouncements— In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.”  These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish new standards for accounting for goodwill and other intangibles acquired in business combinations.  Goodwill will continue to be recognized as an asset, but will not be amortized as previously required by APB Opinion No. 17 “Intangible Assets.”  Amortization expenses of approximately $573,000 and $745,000 were recognized relating to goodwill for the nine months ended September 30, 2000 and 2001, respectively.  Certain other intangible assets with indefinite lives, if present, may also not be amortized.  Instead, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements.  The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized.  The Company’s prospective financial statements may be significantly affected by the results of future periodic tests for impairment.  In addition, the amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice.

         Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

         Reclassifications—Certain prior period amounts have been reclassified to conform to the current presentation.

(2) DISCONTINUED OPERATIONS

         In August 2001, management approved a plan to close down the Company’s previously reported Internet Advertising Sales Services segment.  On September 30, 2001, the Company ceased all operations of the Internet Advertising Sales Services business and anticipates to wrap up all aspects of the segment by December 31, 2001.  The historical operating results have been segregated as “Discontinued Operations” on the accompanying Consolidated Statements of Operations for all periods presented.  The related assets and liabilities have been separately identified on the consolidated Statements of Financial Position as “Net non-current assets” or “Net current liabilities of discontinued operations.”  Discontinued Operations have not been segregated on the Consolidated Statements of Cash Flows.  The Company has recorded impairment and exit costs of approximately $36,000 as a loss from Discontinued Operations in the accompanying consolidated financial statements.

         The Company’s Internet advertising sales business, which is classified as Discontinued Operations, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
	(in thousands except per share data)
Net revenues	$1,505	$35	$1,506	$113

Income (loss) before income taxes	$1,057	$(53)	$669	$(1,249)

Net income (loss)	$1,057	$(53)	$669	$(1,249)

Net income (loss) per share – basic	$0.14	$(0.01)	$0.08	$(0.16)

Net income (loss) per share – diluted	$0.14	$(0.01)	$0.09	$(0.16)

         Net assets held for Discontinued Operations are carried at cost, which do not exceed estimated net realizable value, as follows:

	December 31,	September 30,
	2000	2001
	(in thousands)
Discontinued Operations:
Current assets	$—	$123
Current liabilities	—	(230)
Net current liabilities of discontinued operations	$—	$(107)

Non-current assets	$83	$106
Non-current liabilities	—	—
Net non-current assets of discontinued operations	$83	$106

(3) TRANSACTIONS WITH AFFILIATED ENTITIES

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

         Revenues—Jones Earth Segment, Inc. (“Earth Segment”), a wholly owned subsidiary of the Company, provides playback, editing, duplication, trafficking and uplinking services to its network radio and cable programming network affiliates and to third parties.  Earth Segment charges affiliates for its services using rates which are calculated to achieve a specified rate of return on its investment.  For the three months ended September 30, 2000 and 2001, Earth Segment charged its affiliates approximately $427,000 and $155,000 respectively, for these services.  For the nine months ended September 30, 2000 and 2001, Earth Segment charged its affiliates approximately $1,601,000 and $439,000 respectively, for these services.

         In addition, Jones Space Holdings, Inc. (“Space Holdings”), a wholly owned subsidiary of the Company, subleases satellite transponder capacity to certain of its affiliates.  Satellite transponder lease revenues of approximately $385,000 and $267,000, were received from affiliates for the three months ended September 30, 2000 and 2001, respectively.  Satellite transponder lease revenues of approximately $1,155,000 and $669,000, were received from affiliates for the nine months ended September 30, 2000 and 2001, respectively.

         Operating Expenses—The PIN Venture is owned by the Company and by Cox Communications.  The PIN Venture pays out a significant portion of the revenues generated by its infomercial programming in the form of system rebates to cable systems which enter into agreements to air such programming.  For the three months ended September 30, 2000 and 2001, the PIN Venture paid system rebates to Cox Communications of approximately $937,000 and $873,000, respectively, for system rebates.  For the nine months ended September 30, 2000 and 2001, the PIN Venture paid system rebates to Cox Communications of approximately $2,777,000 and $3,053,000 respectively, for system rebates.

         The Company leases office space in Englewood, Colorado from an affiliate of Jones International.  For the three months ended September 30, 2000 and 2001, the Company paid this affiliate approximately $134,000 and $83,000, respectively, for rent and associated expenses.  For the nine months ended September 30, 2000 and 2001, the Company paid this affiliate approximately $373,000 and $275,000, respectively, for rent and associated expenses.

         An affiliate of Jones International provides computer hardware and software support services to the Company.  For the three months ended September 30, 2000 and 2001, the Company paid the affiliate approximately $335,000 and $191,000, respectively, for such services.  For the nine months ended September 30, 2000 and 2001, the Company paid the affiliate approximately $1,025,000 and $581,000, respectively, for such services.

         The Company and its consolidated subsidiaries reimburse Jones International and its affiliates for certain allocated administrative expenses. These expenses generally consist of salaries, related benefits and other related costs. Allocations of personnel costs are generally based on actual time spent by affiliated associates with respect to the Company. For the three months ended September 30, 2000 and 2001, the Company reimbursed Jones International and its affiliates approximately $228,000 and $188,000, respectively.  For the nine months ended September 30, 2000 and 2001, the Company reimbursed Jones International and its affiliates approximately $612,000 and $591,000, respectively.

         Galactic Radio, Inc. (“Galactic Radio”), a wholly owned subsidiary of the Company, had a transponder lease agreement with Jones Satellite Holdings, Inc. (“Satellite Holdings”), an affiliate of Jones International, for the use of the sub-carriers on a non-preemptible satellite transponder. Galactic Radio terminated this agreement on January 31, 2000.  This agreement allowed Galactic Radio to use a portion of the transponder to distribute its audio programming.  The Company paid Satellite Holdings approximately $58,000 during 2000 for this service.

         An affiliate of Jones International charged the Company approximately $11,000 for the nine months ended September 30, 2000 for the allocated costs of its airplane, which was used by the Company in connection with a proposed equity offering.  No such costs were incurred during the three and nine month periods ended September 30, 2001.

         In the normal course of business, Jones International (1) remits funds on behalf of the Company to third parties and affiliates in payment of products and services purchased by the Company, and (2) receives funds on behalf of the Company in payment for products and services provided by the Company.  These amounts are reimbursed from or to Jones International on a monthly basis.  The outstanding payable to Jones International and related parties at September 30, 2001 was approximately $337,000.

(4) NET LOSS PER COMMON SHARE

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

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2000	2001	2000	2001

Loss from continuing operations	$(3,474,214)	$(4,971,971)	$(8,312,155)	$(15,054,992)
Income (loss) from Discontinued Operations	1,056,813	(53,207)	669,095	(1,248,821)
Net loss	$(2,417,401)	$(5,025,178)	$(7,643,060)	$(16,303,813)

Basic Per share amount:
Continuing operations	$(0.45)	$(0.64)	$(1.08)	$(1.96)
Discontinued Operations	0.14	(0.01)	0.08	(0.16)
Total	$(0.31)	$(0.65)	$(1.00)	$(2.12)

Shares – Basic	7,671,117	7,697,403	7,661,163	7,697,403

Diluted Per share amount:
Continuing operations	$(0.46)	$(0.65)	$(1.09)	$(1.97)
Discontinued Operations	0.14	(0.01)	0.09	(0.16)
Total	$(0.32)	$(0.66)	$(1.00)	$(2.13)

Shares – Diluted	7,630,531	7,640,131	7,620,577	7,640,131

Weighted average shares for basic EPS	7,671,117	7,697,403	7,661,163	7,697,403
Less: shares subject to put	40,586	57,272	40,586	57,272

Weighted average shares for diluted EPS	7,630,531	7,640,131	7,620,577	7,640,131

(5) COMMITMENTS AND CONTINGENCIES

         GAC Equity Agreement—In 1998, Great American Country and the Company entered into an equity affiliate agreement with a multiple cable system operator (“MSO”).  Pursuant to the terms of the agreement, the Company agreed to issue shares of Class A Common Stock to this MSO in return for this MSO providing Great American Country’s programming to no less than 550,000 of the MSO’s subscribers by May 31, 1998 and an additional 150,000 subscribers by December 31, 1999.  The total number of shares of Class A Common Stock issued was based on the number of subscribers provided by this MSO.  As of September 30, 2001, 136,540 shares of Class A Common Stock had been issued.  No additional shares of Class A Common Stock are required to be issued to this MSO.   The value of the Class A Common Stock was recorded as an intangible asset upon execution of the affiliate agreements and upon issuance of the Class A Common Stock.  This intangible is being amortized using the straight-line method over the life of the contract (approximately 10 years).  Because of a put option granted to this MSO, the shares issued to this MSO are presented above the Shareholders’ Deficit section of the Statements of Financial Position.

         As noted above, this MSO was granted a put option on the Class A Common Stock issued, whereby, if as of December 31, 2001, the Company or its successor has not completed a public offering of its securities, the MSO would have the option within 60 days of such date to require the Company to buy back its Class A Common Stock.  In the event the put option is exercised, the purchase price of the Class A Common Stock would be approximately $951,000.  This amount represents a portion of the total license fees paid to the Company by the MSO during the period between the date of the agreement and December 1, 2000, and is based on the license fees generated from the total number of MSO subscribers receiving the Great American Country service at December 31, 1999.

(6) UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

         In July 1998, the Company issued $100 million of 11¾ percent Senior Secured Notes (the “Senior Notes”).  The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the following wholly-owned subsidiaries of the Company: JPN, Inc., Jones Direct, Ltd., Jones Space Holdings, Inc., Jones Earth Segment, Inc., Jones Infomercial Networks, Inc., Jones Radio Holdings, Inc., Great American Country, Inc., Jones Galactic Radio, Inc., Jones Infomercial Network Ventures, Inc., Jones Galactic Radio Partners, Inc., Jones Radio Networks, Inc., Jones Audio Services, Inc., Jones Radio Network Ventures, Inc., Jones MediaAmerica, Inc., Jones Broadcast Programming, Inc., Jones MatchMedia, Inc.,  and Jones MAI Radio, Inc.  The only existing subsidiary of the Company that did not guarantee the Notes is the PIN Venture (the "Non-Guarantor Subsidiary").  Superaudio and Jones/Capstar were subsidiaries of the Company that did not guarantee the Notes.  Superaudio ceased distributing its programming and all other operating activities on January 31, 2000. Jones Radio Network, Inc. purchased all Jones/Capstar assets on April 1, 2000 and now produces and distributes its programming.  Assets and liabilities that were transferred to Jones Radio Network, Inc. are now reported under the “Subsidiary Guarantors.”

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

         Sections 13 and 15(d) of the Securities Exchange Act of 1934 require presentation of the following supplemental condensed consolidating financial statements.  Presented below is condensed consolidating financial information for the Company and its subsidiaries as of and for the nine months ended September 30, 2000 and 2001.

Unaudited Condensed Consolidating Statements of Operations – For the Nine Months Ended September 30, 2000:

(in thousands)

			Non-
	The	Subsidiary	Guarantor	Elimination
	Company	Guarantors	Subsidiaries	Entries	Reported

Revenues	$—	$43,186	$18,954	$(1,305)	$60,835
Operating expenses:
Operations	—	23,613	16,819	(1,305)	39,127
Selling and marketing	—	6,959	663	—	7,622
General and administrative	1,866	—	—	—	1,866
Depreciation and amortization	57	10,422	104	—	10,583
Total operating expenses	1,923	40,994	17,586	(1,305)	59,198
OPERATING INCOME (LOSS)	(1,923)	2,192	1,368	—	1,637
OTHER EXPENSE (INCOME):
Interest expense	9,410	2	—	—	9,412
Interest income	(428)	(117)	(168)	—	(713)
Equity share of loss (income) of subsidiaries	(3,998)	4,810	—	(814)	(2)
Other expense (income), net	736	(253)	62	—	545
Total other expense (income)	5,720	4,442	(106)	(814)	9,242
Income (loss) before income taxes and minority interest	(7,643)	(2,250)	1,474	814	(7,605)
Income tax provision	—	47	1	—	48
Income (loss) before minority interest	(7,643)	(2,297)	1,473	814	(7,653)
Minority interest in net income of consolidated subsidiaries	—	—	—	659	659
NET INCOME (LOSS) FROM CONTINUED OPERATIONS	(7,643)	(2,297)	1,473	155	(8,312)

NET INCOME FROM DISCONTINUED OPERATIONS:
Net income from discontinued operations	—	669	—	—	669

NET INCOME (LOSS)	$(7,643)	$(1,628)	$1,473	$155	$(7,643)

Unaudited Condensed Consolidating Cash Flows – For the Nine Months Ended September 30, 2000:

(in thousands)

			Non-
	The	Subsidiary	Guarantor	Elimination
	Company	Guarantors	Subsidiaries	Entries	Reported
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,643)	$(1,628)	$1,473	$155	$(7,643)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash expenses	(1,400)	14,285	167	(155)	12,897
Net change in assets and liabilities	603	(2,699)	341	—	(1,755)
Net cash provided by (used in) operating activities	(8,440)	9,958	1,981	—	3,499
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(25)	(2,014)	(188)	—	(2,227)
Proceeds from/purchase of investments	4,673	19	(902)	—	3,790
Purchase of intangible assets	(9)	(6,085)	—	—	(6,094)
Distributions of capital from affiliates	—	15	—	—	15
Net cash provided by (used in) investing activities	4,639	(8,065)	(1,090)	—	(4,516)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for equity offering costs	(484)	—	—	—	(484)
Net cash used in financing activities	(484)	—	—	—	(484)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,285)	1,893	891	—	(1,501)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,889	2,708	2,674	—	13,271
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,604	$4,601	$3,565	$—	$11,770

Unaudited Condensed Consolidating Statements of Financial Position – As of September 30, 2001:

(in thousands)

			Non-
	The	Subsidiary	Guarantor	Elimination
	Company	Guarantors	Subsidiaries	Entries	Reported
ASSETS:
Cash and cash equivalents	$1,350	$539	$107	$—	$1,996
Accounts receivable, net	—	14,240	1,171	—	15,411
Other current assets	63	1,621	—	—	1,684
Total current assets	1,413	16,400	1,278	—	19,091
Property and equipment, net	30	17,961	290	—	18,281
Intangible assets, net	2,803	55,343	—	—	58,146
Net non-current assets of discontinued operations	—	106	—	—	106
Other long-term assets	26,587	(21,271)	—	(867)	4,449
Total assets	$30,833	$68,539	$1,568	$(867)	$100,073
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Accounts payable	$464	$2,078	$2,907	$—	$5,449
Producers’ fees payable	—	6,085	—	—	6,085
Cable programming distribution agreements payments	—	1,603	—	—	1,603
Accrued liabilities	3,191	1,501	76	—	4,768
Net current liabilities of discontinued operations	—	107	—	—	107
Other current liabilities	(53,594)	54,864	32	—	1,302
Total current liabilities	(49,939)	66,238	3,015	—	19,314
Senior secured notes	100,000	—	—	—	100,000
Other long-term liabilities	1,089	634	—	—	1,723
Total long-term liabilities	101,089	634	—	—	101,723
Minority interest	—	—	—	(647)	(647)
Class A Common Stock subject to put	1,311	—	—	—	1,311
Shareholders’ equity (deficit):
Series A Preferred Stock	23,975	—	—	—	23,975
Class A Common Stock	53	—	—	—	53
Class B Common Stock	22	—	—	—	22
General Partners’ Contributions	—	—	1,350	(1,350)	—
Additional paid-in capital	28,452	—	—	—	28,452
Accumulated other comprehensive income	—	—	—	—	—
Retained earnings (deficit)	(74,130)	1,667	(2,797)	1,130	(74,130)
Total shareholders’ equity (deficit)	(21,628)	1,667	(1,447)	(220)	(21,628)
Total liabilities and shareholders’ equity (deficit)	$30,833	$68,539	$1,568	$(867)	$100,073

Unaudited Condensed Consolidating Statements of Operations – For the Nine Months Ended September 30, 2001:

(in thousands)

			Non-
	The	Subsidiary	Guarantor	Elimination
	Company	Guarantors	Subsidiaries	Entries	Reported
Revenues	$—	$41,359	$18,291	$(1,577)	$58,073
Operating expenses:
Operations	—	25,820	20,838	(1,577)	45,081
Selling and marketing	—	7,161	500	—	7,661
General and administrative	1,506	—	—	—	1,506
Depreciation and amortization	101	11,068	117	—	11,286
Total operating expenses	1,607	44,049	21,455	(1,577)	65,534
OPERATING INCOME (LOSS)	(1,607)	(2,690)	(3,164)	—	(7,461)
OTHER EXPENSE (INCOME):
Interest expense	9,373	—	—	—	9,373
Interest income	(330)	(76)	(51)	—	(457)
Equity share of loss (income) of subsidiaries	5,654	(3,934)	—	(1,720)	—
Other expense, net	—	38	—	—	38
Total other expense (income)	14,697	(3,972)	(51)	(1,720)	8,954
Income (loss) before income taxes and minority interest	(16,304)	1,282	(3,113)	1,720	(16,415)
Income tax provision	—	33	—	—	33
Income (loss) before minority interest	(16,304)	1,249	(3,113)	1,720	(16,448)
Minority interest in net loss of consolidated subsidiaries	—	—	—	(1,393)	(1,393)
NET INCOME (LOSS) FROM CONTINUED OPERATIONS	(16,304)	1,249	(3,113)	3,113	(15,055)
NET LOSS FROM DISCONTINUED OPERATIONS:
Loss from discontinued operations	—	(1,213)	—	—	(1,213)
Loss on disposal of discontinued operations	—	(36)	—	—	(36)
NET LOSS FROM DISCONTINUED OPERATIONS	—	(1,249)	—	—	(1,249)

NET INCOME (LOSS)	$(16,304)	$—	$(3,113)	$3,113	$(16,304)

Unaudited Condensed Consolidating Cash Flows – For the Nine Months Ended September 30, 2001:

(in thousands)

			Non-
	The	Subsidiary	Guarantor	Elimination
	Company	Guarantors	Subsidiaries	Entries	Reported
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,304)	$-	$(3,113)	$3,113	$(16,304)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash expenses	6,701	6,899	118	(3,113)	10,605
Net change in assets and liabilities	(4,525)	1,010	151	—	(3,364)
Net cash provided by (used in) operating activities	(14,128)	7,909	(2,844)	—	(9,063)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12)	(2,102)	(44)	—	(2,158)
Proceeds from the sale of available for sale securities	3,312	2	400	—	3,714
Cable programming distribution agreements payments	—	(5,610)	—	—	(5,610)
Purchase of intangible assets	—	(234)	—	—	(234)
Net cash provided by (used in) investing activities	3,300	(7,944)	356	—	(4,288)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions to partnership	—	(553)		553	—
Contributions from minority interest	—	—	1,000	(553)	447
Net cash provided by (used in) investing activities	—	(553)	1,000	—	447
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,828)	(588)	(1,488)	—	(12,904)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,178	1,127	1,595	—	14,900
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,350	$539	$107	$—	$1,996

(7) REPORTABLE SEGMENTS

         The Company currently has four reportable segments: network radio, cable television programming, satellite services and general and administrative-corporate. In August 2001, Management decided to discontinue the Company’s previously reported Internet Advertising Sales Services segment.  On September 30, 2001, the Company ceased all operations of the Internet Advertising Sales Services business.  The historical operating results have been segregated as “Discontinued Operations” below.

         The Company’s reportable segments have been determined in accordance with the Company’s internal management structure.  The Company evaluates performance based on many factors, one of the primary measures being EBITDA.  Consolidated EBITDA represents operating income (loss) plus depreciation and amortization minus the EBITDA attributable to the minority interest in the PIN Venture, a consolidated 55.3%-owned subsidiary.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	2001	2000	2001
	(in thousands)
Revenues:
Network radio	$10,635	$8,609	$31,282	$30,224
Cable television programming	7,864	8,822	24,856	25,328
Satellite services	1,676	893	4,697	2,521

Total revenues	$20,175	$18,324	$60,835	$58,073

EBITDA:
Network radio	$2,449	$998	$7,795	$4,399
Cable television programming	403	374	2,102	(1,388)
Satellite services	1,528	838	4,189	2,320
Segment EBITDA	4,380	2,210	14,086	5,331
Reconciliation to operating income:
General and administrative – Corporate	(609)	(402)	(1,866)	(1,506)
Depreciation and amortization	(3,610)	(4,117)	(10,583)	(11,286)
Total operating income (loss)	$161	$(2,309)	$1,637	$(7,461)

Reconciliation of segment EBITDA to total EBITDA:
Segment total	$4,380	$2,210	$14,086	$5,331
General and administrative – Corporate	(609)	(402)	(1,866)	(1,506)
Adjustment related to minority interest EBITDA	(56)	269	(658)	1,363
Total EBITDA from continuing operations	3,715	2,077	11,562	5,188
EBITDA from Discontinued Operations	1,065	(39)	684	(1,208)
Total EBITDA	$4,780	$2,038	$12,246	$3,980

	Three Months Ended		Nine Month Ended
	September 30,		September 30,
	2000	2001	2000	2001
	(in thousands)
Depreciation and amortization:
Network radio	$1,672	$2,087	$4,970	$5,598
Cable television programming	955	1,062	2,663	2,758
Satellite services	953	936	2,893	2,829
Segment total	3,580	4,085	10,526	11,185
General and administrative – Corporate	30	32	57	101
Total depreciation and amortization for continuing operations	3,610	4,117	10,583	11,286
Discontinued Operations	8	14	15	41
Total depreciation and amortization	$3,618	$4,131	$10,598	$11,327

Capital expenditures:
Network radio	$475	$596	$1,239	$1,598
Cable television programming	244	12	530	136
Satellite services	248	11	298	380
Segment total	967	619	2,067	2,114
General and administrative – Corporate	23	4	25	12
Total capital expenditures for continuing operations	990	623	2,092	2,126
Discontinued Operations	16	–	135	32
Total capital expenditures	$1,006	$623	$2,227	$2,158

Cable programming distribution agreements payments:

Cable television programming	$431	$4,241	$5,281	$5,609

Discontinued Operations:
Revenue	$1,505	$35	$1,506	113
EBITDA	1,065	(39)	684	(1,208)

	As of September 30,
	2000	2001
	(in thousands)
Total assets:
Network radio	$35,256	$34,723
Cable television programming	24,177	20,673
Satellite services	16,895	13,615
Segment total	76,328	69,011
General and administrative – Corporate	43,541	30,833
Total assets from continuing operations	119,869	99,844
Discontinued Operations	83	229
Total assets	$119,952	$100,073

         Segment EBITDA excludes intersegment transactions between the satellite services and cable television programming segments for the satellite services provided to the PIN Venture and Great American Country for approximately  $940,000, and $907,000, for the three months ended September 30, 2000 and 2001, respectively.  For the nine months ended September 30, 2000 and 2001, intersegment charges to the PIN Venture and Great American Country totaled approximately $1,897,000, and $3,133,000, respectively.

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

Results of Operations

         The following table sets forth the amount of, and percentage relationship to total net revenues of, certain items included in the Company’s historical unaudited consolidated statements of operations for the three and nine months ended September 30, 2000 and 2001:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2000		2001		2000		2001
	(in thousands)
Revenues:
Network radio	$10,635	53%	$8,609	47%	$31,282	51%	$30,224	52%
Cable television programming	7,864	39	8,822	48	24,856	41	25,328	44
Satellite services	1,676	8	893	5	4,697	8	2,521	4

Total revenues	20,175	100	18,324	100	60,835	100	58,073	100

Operating expenses:
Network radio	9,858	49	9,698	53	28,457	47	31,423	54
Cable television programming	8,416	42	9,510	52	25,417	42	29,474	51
Satellite services	1,101	5	991	5	3,401	5	3,030	5

Total segment expenses	19,375	96	20,199	110	57,275	94	63,927	110
General and administrative	639	3	434	3	1,923	3	1,607	3

Total operating expenses	20,014	99	20,633	113	59,198	97	65,534	113

Operating income	161	1	(2,309)	(13)	1,637	3	(7,461)	(13)

Interest expense, net	2,886	14	3,045	17	8,699	14	8,916	15
Other expense (income), net	674	3	(103)	(1)	543	1	38	–
Income tax provision	3	–	5	–	48	–	33	–
Minority interest	71	1	(284)	(2)	659	2	(1,393)	(2)

Net loss from continuing operations	(3,473)	(17)	(4,972)	(27)	(8,312)	(14)	(15,055)	(26)

Discontinued Operations:
Income (loss) from Discontinued Operations	1,057	5	(17)	–	669	1	(1,213)	(2)
Loss from disposal of Discontinued Operations	–	–	(36)	–	–	–	(36)	–
Net income (loss) from Discontinued Operations	1,057	5	(53)	–	669	1	(1,249)	(2)

Net loss	$(2,416)	(12)%	$(5,025)	(27)%	$(7,643)	(13)%	$(16,304)	(28)%

         The following table sets forth EBITDA for the three and nine months ended September 30, 2000 and 2001. EBITDA is unaudited and represents operating income (loss) plus depreciation and amortization and adjusted for EBITDA attributable to the minority interest in the PIN Venture, a consolidated 55.3%–owned subsidiary. Management acknowledges that EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles. However, EBITDA is a measure widely used by analysts and investors in the media industry to determine a company's operating performance and ability to service and incur debt. EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2000	2001	2000	2001
	(in thousands)
EBITDA from continuing operations:
Network radio	$2,449	$998	$7,795	$4,399
Cable television programming	403	374	2,102	(1,388)
Satellite services	1,528	838	4,189	2,320
Segment EBITDA	4,380	2,210	14,086	5,331
General and administrative – Corporate	(609)	(402)	(1,866)	(1,506)
Adjustment related to minority interest EBITDA	(56)	269	(658)	1,363
Total EBITDA from continuing operations	3,715	2,077	11,562	5,188
EBITDA From Discontinued Operations	1,065	(39)	684	(1,208)
Total EBITDA	$4,780	$2,038	$12,246	$3,980

Three Months Ended September 30, 2000 Compared to Three Months ended September 30, 2001

Total Revenues.  Total revenues decreased $1.9 million, or 9%, from $20.2 million for the three months ended September 30, 2000 to $18.3 million for the three months ended September 30, 2001. This decrease in revenues was due to a decline in revenues generated from our network radio and satellite services segments, as partially offset by an increase in revenues from our cable television programming.  The decrease in network radio revenues was primarily due to the further deterioration of the advertising marketplace caused by worsening general economic conditions and the adverse impact that the events of September 11 had on advertising.  The decrease in satellite services revenues was due to lower fees charged to affiliated parties and termination by an affiliated party of certain of its remaining satellite services in December 2000, as well as the non-recurring revenue earned in 2000 from NBC for transmission of the 2000 Summer Olympic Games.  These decreases were partially offset by an increase in cable television programming revenues as a result of increases in PIN’s advertising revenues and GAC’s national advertising sales and license fee revenues driven by increased subscriber distribution on both networks.

         The events of September 11 had an adverse impact on our network radio and cable television programming advertising revenues, both directly and indirectly.  First, the events directly resulted in our losing network radio revenues on September 11 and 12 when we made available news coverage of the terrorist attacks in lieu of most of our regular syndicated programming and therefore aired limited advertising those days. We believe that such lost gross advertising revenues in the third quarter totaled approximately $0.4 million, of which a majority of the advertising revenues are anticipated to be recovered in the fourth quarter in the form of credit spots to be aired for those advertisers whose commercials were not aired.  Indirectly, we believe these events have had a significant negative impact on our advertising revenues through the additional economic uncertainty they have created for an already weakened economy going into the fourth quarter.

Total Operating Expenses.  Total operating expenses increased $0.8 million, or 6%, from $13.0 million for the three months ended September 30, 2000 to $13.8 million for the three months ended September 30, 2001.  This increase resulted from the greater expenditures for cable television programming due to an increase in rebates paid by PIN to cable system and Direct Broadcast Satellite (“DBS”) operators, because of a 21% increase in PIN’s full-time equivalent subscribers (“FTREs”). As a percentage of total revenues, total operating expenses increased from 65% for the three months ended September 30, 2000 to 75% for the three months ended September 30, 2001.

Selling and Marketing.  Selling and marketing expenses decreased $0.5 million, or 17%, from $2.8 million for the three months ended September 30, 2000 to $2.3 million for the three months ended September 30, 2001. Beginning in the third quarter of 2001, steps were taken to further decrease our marketing and promotional expenditures across all of our divisions.  As a result of these cost savings measures, we realized selling and marketing cost reductions in the third quarter.

General and Administrative.  General and administrative expenses decreased $0.2 million, or 34%, from $0.6 million for the three months ended September 30, 2000 to $0.4 million for the three months ended September 30, 2001.  The decrease is due primarily to reductions in personnel expenses of our Internet administrative support operations.

Depreciation and Amortization.  Depreciation and amortization expenses increased $0.5 million, or 14%, from $3.6 million for the three months ended September 30, 2000 to $4.1 million for the three months ended September 30, 2001. This increase is primarily related to the amortization of additional GAC cable programming distribution agreement payments and the depreciation related to new broadcast equipment and satellite receivers purchased.

Total Operating Income (Loss).  Operating income (loss) decreased $2.5 million, from operating income of $0.2 million for the three months ended September 30, 2000 to an operating loss of $(2.3) million for the three months ended September 30, 2001, as a result of the factors stated above.

Total EBITDA From Continuing Operations.  EBITDA decreased $1.6 million, or 44%, from $3.7 million for the three months ended September 30, 2000, to $2.1 million for the three months ended September 30, 2001, as a result of the factors stated above.

Total Other Expense. Total other expense decreased $0.6 million, or 17%, from $3.6 million for the three months ended September 30, 2000 to $3.0 million for the three months ended September 30, 2001 due primarily to the write off of $0.7 million in equity offering costs in 2000.  No similar expenses were incurred in 2001.

Net Loss From Continuing Operations.  Net loss from continuing operations increased $1.5 million from a net loss of $(3.5) million for the three months ended September 30, 2000 to a net loss of $(5.0) million for the three months ended September 30, 2001, as a result of the factors stated above.

Net loss From Discontinued Operations. Net loss from discontinued operations increased $1.1 million from a net income of $1.0 million for the three months ended September 30, 2000 to a net loss of $(0.1) million for the three months ended September 30, 2001.

         In 2000, we began offering Internet advertising sales services with initial focus on streaming media advertising.  We developed a sales and technology infrastructure to seek to grow this business, as this new advertising medium appeared to gain momentum.  The success of this business was highly dependent upon our ability to reach a sufficient audience and to aggregate, target and accurately measure such audience (through still-emerging technologies) in a way that is attractive to national advertisers.  Due to a number of developments which adversely affected streaming media advertising, management approved a plan to close down this business entirely in the third quarter of 2001.  On September 30, 2001, the Company ceased all operations of the Internet Advertising Sales Services business and will wrap up all aspects of this segment by December 31, 2001.

Total Net Loss. Net loss increased $2.6 million, or 108%, from $(2.4) million for the three months ended September 30, 2000 to $(5.0) million for the three months ended September 30, 2001, as a result of the factors stated above.

Network Radio

Revenues.  Network radio revenues decreased $2.0 million, or 19%, from $10.6 million for the three months ended September 30, 2000 to $8.6 million for the three months ended September 30, 2001.  This decrease in revenues is due primarily to a deterioration of the radio advertising market resulting in a decrease in our rates and sell-out percentages, as compared to the same quarter in 2000.  Also, network radio revenues decreased due to a contraction in audience, and in certain cases, the elimination of some of our program offerings over the last 12 months.  Prior to the events of September 11, the overall network radio advertising market had continued to slow as the overall economic conditions continued to worsen.  Due to the events of September 11, the network radio advertising marketplace has further slowed as advertisers, particularly those in travel-related businesses, have shown reluctance to make advertising buys in an uncertain economic environment.  Further, we experienced loss of network radio advertising revenues caused by the extensive news coverage related to the events of September 11.  In contrast, during the first nine months of 2000, we benefited from very strong network radio advertising demand, driven primarily by strong economic conditions, which demand was further enhanced by a significant increase in the volume of network radio advertising by Internet companies.  Due to the very strong demand for network radio advertising in 2000, our network radio business had achieved virtually 100% inventory sell-out percentages in 2000.

Expenses.  Network radio expenses decreased $0.2 million, or 2%, from $9.9 million for the three months ended September 30, 2000 to $9.7 million for the three months ended September 30, 2001.  This decrease was primarily due to:

•       $0.4 million decrease in operating expenses.  Thus far in 2001, we have eliminated several unprofitable radio programs that no longer fit the Company’s longer-term strategy or profitability requirements.  In addition, we have implemented many cost savings measures including reductions in travel and personnel expenses.  These decreases were partially offset by  an increase of operating expenses related to new radio programs and products we began offering in late 2000 and early 2001, increased license fees for certain programming and an increase in the number of our radio station affiliates;

•       $0.2 million decrease in selling and marketing expenses.

        These decreases were offset by a $0.4 million increase in depreciation and amortization expenses.  Amortization expense increased due to the write off of capitalized costs for programs that were no longer distributed during the quarter. In addition, depreciation expense increased due to new equipment purchased for the upgrades of certain radio programming studios, purchase of new satellite receivers and purchase of new computer hardware and software earlier in the year.

         As a percentage of network radio revenues, network radio expenses increased from 93% for the three months ended September 30, 2000 to 113% for the three months ended September 30, 2001.  The increase in network radio expenses as a percentage of network radio revenues is due primarily to a decrease in revenues resulting from the softer advertising market experienced in the third quarter of 2001 in comparison to 2000.  Our advertising revenues will be adversely affected by any further decline in the network radio advertising market or in economic conditions. We anticipate that we will continue to experience a weak network radio advertising market through the remainder of 2001.

Operating Income (Loss).  Operating income decreased $1.9 million from an operating income of $0.8 million for the three months ended September 30, 2000 to an operating loss of $(1.1) million for the three months ended September 30, 2001 as a result of the factors stated above.

Segment EBITDA.  Segment EBITDA decreased $1.5 million, or 59%, from $2.5 million for the three months ended September 30, 2000, to $1.0 million for the three months ended September 30, 2001 as a result of the factors stated above.

 Cable Television Programming

Revenues.  Cable television programming revenues increased $0.9 million, or 12%, from $7.9 million for the three months ended September 30, 2000 to $8.8 million for the three months ended September 30, 2001.  This increase was due primarily to an increase in PIN’s and GAC’s revenues.

•     PIN’s revenues increased $0.4 million, or 7%, in the third quarter of 2001 as compared to the same period in 2000 as a result of the 21% increase in the number of PIN’s FTREs.  The increase in PIN’s revenues was mostly offset by a decrease in infomercial advertising rates.  The decrease in PIN’s infomercial rates is due to a lack of new infomercials, a decreasing number of infomercial suppliers, a slowing economy resulting in decreased response rates, and an increase in the number of larger networks that are airing infomercials to offset national and local spot advertising revenue declines which are causing a significant negative impact on the infomercial marketplace.

•       GAC’s revenues increased $0.5 million, or 26%, as a result of a $0.3 million, or 19%, increase in advertising revenues driven by increases in national advertising revenues and a $0.2 million, or 46%, increase in license fees charged to cable system operators which distribute GAC’s programming.  Advertising revenues increased due to greater national advertising revenues in the third quarter of 2001 as compared to 2000, driven by an increase of GAC subscribers (as reported by cable and DBS operators) of 13% at the end of the third quarter of 2001 as compared to 2000.

         We anticipate that we will continue to experience a weak cable television advertising market through the remainder of 2001.

Expenses.  Cable television programming expenses rose $1.1 million, or 13%, from $8.4 million for the three months ended September 30, 2000 to $9.5 million for the three months ended September 30, 2001.  This was primarily due to:

•      an increase of $1.0 million, or 20%, in rebates paid to cable systems receiving PIN, driven by a 21% increase in the number of FTREs receiving PIN;

•      an increase of $0.2 million in programming expenses incurred to enhance GAC’s programming, for distribution of GAC on AT&T’s HITS platform, and to secure an additional satellite feed needed temporarily in order to provide PIN programming to a DBS provider;

•      an increase of $0.1 million in depreciation and amortization expenses primarily related to a increase in amortization of cable programming distribution agreement payments caused by an increase in the number of GAC’s subscribers in third quarter of 2001;

•      a decrease of $0.1 million in personnel and other expenses; and

•      a decrease of $0.1 million in GAC’s selling and marketing expenses due to reduced marketing and promotional activities.

         As a percentage of cable television programming revenues, cable television programming expenses increased from 107% for the three months ended September 30, 2000 to 108% for the three months ended September 30, 2001. The increase in cable television programming expenses as a percentage of cable television programming revenues is due primarily to higher PIN rebate costs and the weak advertising market experienced in 2001, which has resulted in a decrease in rates charged for infomercial advertising inventory.

         For the three months ended September 30, 2000 and 2001, PIN made rebates of approximately 81% and 94%, respectively, of its revenues to operators receiving its programming.  This increase in rebates relative to revenues was due to a significant decrease in PIN revenues per subscriber driven by poor infomercial advertising market conditions during the third quarter of 2001.  In addition, rebates increased due to a 21% increase in PIN’s FTREs at the end of the third quarter of 2001 as compared to 2000.  In a continuing effort to restore PIN to profitability during this difficult advertising market, PIN has been actively working to reduce rebate costs through negotiating lower rebate rates with PIN’s cable television system affiliates.  To date, PIN has re-negotiated lower rebate rates with affiliates representing 61% of its FTRE distribution, with an accumulated cost savings of approximately $0.5 million. We anticipate cost savings for the reminder of 2001 will be an additional $0.5 million.  While we are continuing to take certain measures to further decrease PIN rebate costs by negotiating lower rebates with cable system operators as their carriage agreements come up for renewal, there can be no assurance that we will be able to reduce these costs to the mid 70% range we have achieved in the past unless and until the long-form advertising market improves significantly.

         PIN entered into a short-term agreement to distribute PIN’s programming on a DBS provider in March 2001.  PIN launched on the DBS provider in March 2001 on a secondary satellite feed established to isolate and test the economic potential to PIN of distribution through a DBS provider.  Due to the launch of an additional PIN satellite feed needed temporarily to provide programming the DBS provider, cable television programming expenses (including rebates paid to this DBS provider) increased approximately $0.5 million for the three months ended September 30, 2001.  PIN has incurred losses under this agreement, as revenues generated have been inadequate to cover PIN’s rebate and satellite delivery costs and, as a result, PIN terminated the agreement effective in August 2001.

         As part of our efforts to increase GAC subscribers, GAC entered into a digital satellite distribution agreement with AT&T’s Headend in the Sky, Inc. (“HITS”), which will enable GAC to broadcast its programming on the HITS digital platform to cable systems which elect to carry GAC on their digital programming tiers. As a result, digital satellite distribution expenses increased approximately $30,000 per month beginning in November 2000.

         As of September 30, 2001, GAC’s subscribers (as reported by cable and DBS operators) increased 13% to 15.5 million subscribers at the end of the third quarter of 2001 as compared to 13.7 million in the third quarter of 2000, an increase of 1.8 million subscribers.  Our ability to continue to increase GAC distribution is largely dependent on our ability to successfully negotiate with cable operators resulting in GAC being carried on their digital programming tiers and our ability to secure carriage with another broadcast satellite provider.  We anticipate GAC’s subscriber distribution will continue to grow modestly for the remainder of 2001.

         In 1999, we developed and enhanced a companion website to the GAC network. Internet programming and content expenses for this companion website commenced in the fourth quarter of 1999 and increased throughout 2000. This website generated e-commerce revenues by selling products to website visitors; however, we did not generate significant e-commerce revenues from this website.  Given the lack of meaningful e-commerce revenues generated and unfavorable product margins, we ceased substantially all e-commerce efforts at the end of the second quarter of 2001 in order to reduce costs and re-direct resources to more efficiently promote the GAC network via the Internet.  We anticipate that such costs will decrease further during the remainder of 2001.

Operating Income (Loss).  Operating loss increased $0.1 million from an operating loss of $(0.6) million for the three months ended September 30, 2000 to an operating loss of $(0.7) million for the three months ended September 30, 2001 as a result of the factors stated above.

Segment EBITDA.  Segment EBITDA, before adjusting for the EBITDA attributable to the PIN Venture’s minority interest, remained relatively flat at $0.4 million for the three months ended September 30, 2001 and 2000, as a result of the factors stated above.

Satellite Services

Revenues.  Satellite services revenues decreased $0.8 million, or 47%, from $1.7 million for the three months ended September 30, 2000 to $0.9 million for the three months ended September 30, 2001.  This decrease was primarily the result of an affiliated party terminating all of its remaining satellite services commitments in the fourth quarter of 2000, as well as the non-recurring satellite services revenue in 2000 from NBC for transmission of the 2000 summer Olympic Games.  We anticipate that we will not add any additional customers for our satellite services for the remainder of 2001.

Expenses.  Satellite services expenses decreased $0.1 million, or 10%, from $1.1 million for the three months ended September 30, 2000 to $1.0 million for the three months ended September 30, 2001.  As a percentage of satellite services revenues, satellite services expenses increased from 66% for the three months ended September 30, 2000 to 111% for the three months ended September 30, 2001.  Because a significant portion of the costs of our satellite services is fixed, when we decrease our utilization of the excess capacity on our Satcom C-3 transponder, the percentage of satellite services expenses in relation to the satellite services revenues increases.  The leasing of capacity on our transponder is subject to a numbers of factors, including cable network demand and general availability of transponder space.  There can be no assurance that we will be successful in leasing our excess satellite transponder capacity.

 Operating Income (Loss).  Operating income (loss) decreased $0.7 million from an operating income of $0.6 million for the three months ended September 30, 2000 to an operating loss of $(0.1) million for the three months ended September 30, 2001 as a result of the factors stated above.

Segment EBITDA.  Segment EBITDA decreased $0.7 million, or 45%, from $1.5 million for the three months ended September 30, 2000, to $0.8 million for the three months ended September 30, 2001 as a result of the factors stated above.

Nine Months Ended September 30, 2000 Compared to Nine Months ended September 30, 2001

Total Revenues.  Total revenues decreased $2.8 million, or 5%, from $60.8 million for the nine months ended September 30, 2000 to $58.0 million for the nine months ended September 30, 2001. This decrease in revenues was due to a decline in revenues generated from our network radio and satellite services segments, as partially offset by an increase in revenues from our cable television programming.  The decrease in network radio revenues was primarily due to soft advertising marketplace caused by weak general economic conditions.  The decrease in satellite services revenues was due to lower fees charged to affiliated parties and the termination by an affiliated party of certain of its remaining satellite services in December 2000.  These decreases were partially offset by an increase in cable television programming revenues as a result of increases in PIN’s advertising revenues and GAC’s national advertising sales and license fee revenues driven by increased subscriber distribution on both networks.

Total Operating Expenses.  Total operating expenses increased $6.0 million, or 15%, from $39.1 million for the nine months ended September 30, 2000 to $45.1 million for the nine months ended September 30, 2001.  These increases resulted from the greater expenditures for new network radio and cable television programs and products offered beginning in mid-year 2000 and early 2001.  In addition, cable television programming expenses increased due to an increase in rebates paid by PIN to cable system and DBS operators, because of a 21% increase in PIN’s FTREs.  These increases were partially offset by several Company-wide cost-cutting measures implemented during 2001.  As a percentage of total revenues, total operating expenses increased from 64% for the nine months ended September 30, 2000 to 78% for the nine months ended September 30, 2001.

Selling and Marketing.  Selling and marketing expenses increased $0.1 million, or 1%, from $7.6 million for the nine months ended September 30, 2000 to $7.7 million for the nine months ended September 30, 2001. This increase is due primarily to increased expenditures to attract additional radio and cable television affiliates and increased selling and marketing expenses incurred to launch, promote and support new radio programs.

General and Administrative.  General and administrative expenses decreased $0.4 million, or 19%, from $1.9 million for the nine months ended September 30, 2000 to $1.5 million for the nine months ended September 30, 2001.  This change was due to decreases in personnel expenses, Internet-related support expenses and other expenses.

Depreciation and Amortization.  Depreciation and amortization expenses increased $0.7 million, or 7%, from $10.6 million for the nine months ended September 30, 2000 to $11.3 million for the nine months ended September 30, 2001. This increase is primarily related to the amortization of additional GAC cable programming distribution agreement payments and the depreciation related to new equipment and satellite receivers purchased.

Total Operating Income (Loss).  Operating income (loss) decreased $9.1 million, from operating income of $1.6 million for the nine months ended September 30, 2000 to an operating loss of $(7.5) million for the nine months ended September 30, 2001, as a result of the factors stated above.

Total EBITDA From Continuing Operations.  EBITDA decreased $6.4 million, or 55%, from $11.6 million for the nine months ended September 30, 2000, to $5.2 million for the nine months ended September 30, 2001, as a result of the factors stated above.

Total Other Expense. Total other expense decreased $0.3 million, or 3%, from $9.2 million for the nine months ended September 30, 2000 to $8.9 million for the nine months ended September 30, 2001.  The decrease is due primarily to a write off of $0.7 million in equity offering costs in 2000 (no similar expenses were incurred in 2001), a decrease of $0.3 million in interest income and a decrease of $0.1 million in other income.

Net Loss From Continuing Operations.  Net loss from continuing operations increased $6.7, from a net loss of $(8.3) million for the nine months ended September 30, 2000 to a net loss of $(15.0) million for the nine months ended September 30, 2001.

Net Income (Loss) From Discontinued Operations. Net income (loss) from discontinued operations decreased $1.9 million from a net income of $0.7 million for the nine months ended September 30, 2000 to a net loss of $(1.2) million for the nine months ended September 30, 2001.

         In 2000, we began offering Internet advertising sales services with initial focus on streaming media advertising.  We developed a sales and technology infrastructure to seek to grow this business, as this new advertising medium appeared to gain momentum.  The success of this business was highly dependent upon our ability to reach a sufficient audience and to aggregate, target and accurately measure such audience (through still-emerging technologies) in a way that is attractive to national advertisers.  Due to a number of developments which adversely affected streaming media advertising, management approved a plan to close down this business entirely in the third quarter of 2001. On September 30, 2001, the Company ceased all operations of the Internet Advertising Sales Services business and will wrap up all aspects of this segment by December 31, 2001.

Total Net Loss. Net loss increased $8.7 million, or 113%, from $(7.6) million for the nine months ended September 30, 2000 to $(16.3) million for the nine months ended September 30, 2001, as a result of the factors stated above.

Network Radio

Revenues.  Network radio revenues decreased $1.1 million, or 3%, from $31.3 million for the nine months ended September 30, 2000 to $30.2 million for the nine months ended September 30, 2001.  This decrease in revenues is due primarily to a deterioration of the radio advertising market, resulting in a decrease in our sell-out percentages as compared to the first nine months in 2000.  Also, network radio revenues decreased due to a contraction in audience, and in certain cases, the elimination of some of our program offerings over the last 12 months.  Prior to the events of September 11, the overall network radio advertising market had continued to slow as overall economic conditions continued to worsen.  Due to the events of September 11, the radio advertising marketplace has further slowed as advertisers, particularly those in travel-related businesses, have shown reluctance to make advertising buys in an uncertain economic environment.  Further, we experienced loss of network radio advertising revenues caused by the extensive news coverage related to the events of September 11.  In contrast, during the first nine months of 2000, we benefited from very strong network radio advertising demand, driven primarily by strong economic conditions, which demand was further enhanced by a significant increase in the volume of network radio advertising by Internet companies.  Due to the very strong demand for network radio advertising in 2000, our network radio business had achieved virtually 100% inventory sell-out percentages in 2000.

Expenses.  Network radio expenses increased $2.9 million, or 10%, from $28.5 million for the nine months ended September 30, 2000 to $31.4 million for the nine months ended September 30, 2001.  This increase was primarily due to:

•      $1.2 million increase in operating expenses due to the increase in the number of radio programs and products we offered, including increased license fees for certain programming, as well as an increase in the number of our radio station affiliates.  These increases was partially off-set by cost savings measures implemented during the second half of 2001, including elimination of several unprofitable radio programs that no longer fit the Company’s longer-term strategy or profitability requirements, reductions in travel and personnel expenses;

•      $0.6 million increase in depreciation and amortization expenses related to new equipment purchased for the upgrades of certain radio programming studios and purchase of new satellite receivers;

•      $0.4 million increase in selling and marketing expenses to increase the number of radio stations receiving our existing programming and to promote the launch of new programs;

•      $0.4 million increase in producer fees for certain programming added in late 2000; and

•      $0.3 million increase in management, support costs and other.

         As a percentage of network radio revenues, network radio expenses increased from 91% for the nine months ended September 30, 2000 to 104% for the nine months ended September 30, 2001.  The increase in network radio expenses as a percentage of network radio revenues is due primarily to a decrease in revenues resulting from the softer advertising market experienced in 2001 in comparison to 2000 as well as the result of the expense factors stated above. Our advertising revenues will be adversely affected by any further decline in the network radio advertising market or in economic conditions. We anticipate that we will continue to experience a weak network radio advertising market through the remainder of 2001.

Operating Income (Loss).  Operating income (loss) decreased $4.0 million from an operating income of $2.8 million for the nine months ended September 30, 2000 to an operating loss of $(1.2) million for the nine months ended September 30, 2001 as a result of the factors stated above.

Segment EBITDA.  Segment EBITDA decreased $3.4 million, or 44%, from $7.8 million for the nine months ended September 30, 2000, to $4.4 million for the nine months ended September 30, 2001 as a result of the factors stated above.

Cable Television Programming

Revenues.  Cable television programming revenues increased $0.4 million, or 2%, from $24.9 million for the nine months ended September 30, 2000 to $25.3 million for the nine months ended September 30, 2001.  This increase was due primarily to a increase in GAC’s revenues, which were partially offset by a decrease in PIN's revenues.

•      GAC’s revenues increased $1.0 million, or 18%, as a result of a $0.6 million, or 13%, increase in advertising revenues driven by increases in national advertising revenues and a $0.4 million, or 29%, increase in license fees charged to cable system operators who distribute GAC’s programming.  Advertising revenues increased due to greater national advertising revenues during the first nine months of 2001 as compared to 2000, reflecting an increase of GAC subscribers (as reported by cable system and DBS operators) of 13% at the end of the third quarter of 2001 as compared to 2000.

•      During the nine months ended September 30, 2001, PIN added a number of significant cable television systems and advertising markets including Baltimore, Pittsburgh, Union, Lebanon, Columbus, Portland, Manatee, Syracuse, Baton Rouge Manchester, San Gabriel, Newburgh, Glendale and others.  While PIN’s full-time equivalent subscribers (“FTRE”) grew 21%, revenues decreased $0.6 million, or 4%, due to lower rates that PIN was able to charge for its infomercial advertising inventory.  The decrease in PIN’s infomercial rates is due to a lack of new infomercials, a decreasing number of infomercial suppliers and a slowing economy resulting in decreased response rates.  Combined, these factors have had a significant negative impact on the infomercial marketplace.

         We anticipate that we will continue to experience a weak cable television advertising market through the remainder of 2001.

Expenses.  Cable television programming expenses rose $4.1 million, or 16%, from $25.4 million for the nine months ended September 30, 2000 to $29.5 million for the nine months ended September 30, 2001.  This was primarily due to:

•      an increase of $3.5 million, or 4%, in rebates paid to cable systems receiving PIN, driven by a 21% increase in the number of FTREs receiving PIN;

•      an increase of $0.4 million as a result of new associates hired late in 2000 to sell GAC traditional spot advertising;

•      an increase of $0.4 million in programming expenses incurred to enhance GAC’s programming and to secure an additional satellite feed needed temporarily in order to provide PIN programming to a DBS provider; and

•      an increase of $0.1 million in depreciation and amortization expenses primarily related to a increase in amortization of cable programming distribution agreements payments caused by an increase in the number of GAC’s subscribers in the third quarter of 2001; as partially offset by:

•      a decrease of $0.1 million in PIN’s selling and marketing expenses;

•      a decrease of $0.1 million in GAC’s personnel related expenses; and

•     a decrease of $0.1 million in GAC’s selling and marketing expenses.

         As a percentage of cable television programming revenues, cable television programming expenses increased from 102% for the nine months ended September 30, 2000 to 116% for the nine months ended September 30, 2001. The increase in cable television programming expenses as a percentage of cable television programming revenues is due primarily to higher PIN rebate costs and weak advertising market experienced in 2001, which has resulted in a decrease in rates charged for advertising inventory, particularly infomercial advertising inventory.

         For the nine months ended September 30, 2000 and 2001, PIN made rebates of approximately 77% and 99%, respectively, of its revenues to cable system and DBS operators receiving its programming.  This increase in rebates relative to revenues was due to a significant decrease in PIN revenues driven by poor infomercial advertising market conditions during the first nine months of 2001.  In addition, rebates increased due to a 21% increase in total PIN FTREs at the end of the third quarter of 2001 as compared to 2000.  In a continuing effort to restore PIN to profitability during this difficult advertising market, PIN has been actively working to reduce rebate costs through negotiating lower rebate rates with PIN’s cable television system affiliates.  To date, PIN has re-negotiated lower rebate rates with affiliates representing 61% of its FTRE distribution, with an accumulated cost savings of approximately $0.5 million. We anticipate cost savings for the reminder of 2001 will be an additional $0.5 million.  While we are continuing to take certain measures to decrease PIN rebate costs, including negotiating lower rebates with cable system operators as their carriage agreements come up for renewal, there can be no assurance that we will be able to reduce these costs to the mid 70% range we have achieved in the past unless and until the long-form advertising marketing improves significantly.

        PIN entered into a short-term agreement to distribute PIN’s programming with a DBS provider beginning in March 2001.  PIN launched on this DBS provider in March 2001 on a secondary satellite feed established to isolate and test the economic potential to PIN of distribution through a DBS provider.  Due to the launch of an additional PIN satellite feed needed temporarily to provide programming to this DBS provider, cable television programming expenses (including rebates paid to this DBS provider) increased approximately $1.6 million for the nine months ended September 30, 2001.  PIN incurred losses under this agreement, as revenues generated have been inadequate to cover PIN’s rebate and satellite delivery costs and, as a result, PIN elected to terminate this agreement in August 2001.

         As part of our efforts to increase GAC subscriber distribution, GAC entered into a digital satellite distribution agreement with HITS, which will enable GAC to broadcast its programming on the HITS digital platform to cable systems which elect to carry GAC on their digital programming tiers. As a result, digital satellite distribution expenses increased approximately $30,000 per month beginning in November 2000.

         As of September 30, 2001, GAC’s subscribers (as reported by cable and DBS operators) increased 13% to 15.5 million subscribers at the end of the third quarter of 2001 as compared to 13.7 million in the third quarter of 2000, an increase of 1.8 million subscribers.  Our ability to continue to increase GAC distribution is largely dependent on our ability to persuade cable operators to carry GAC on their digital programming tiers and our ability to secure carriage with another broadcast satellite provider.  We anticipate GAC’s subscriber distribution will continue to grow modestly for the remainder of 2001.

         In 1999, we developed and enhanced a companion website to the GAC network. Internet programming and content expenses for this companion website commenced in the fourth quarter of 1999 and increased throughout 2000. This website generated e-commerce revenues by selling products to website visitors; however, we did not generate significant e-commerce revenues from this website.  Given the lack of meaningful e-commerce revenues generated and unfavorable product margins, we have ceased substantially all e-commerce efforts at the end of the second quarter of 2001 in order to reduce costs and re-direct resources to more efficiently promote the GAC network via the Internet.  We anticipate that such costs will decrease further during the remainder of 2001.

Operating Income (Loss).  Operating income (loss) decreased $3.5 million from an operating loss of $(0.6) million for the nine months ended September 30, 2000 to an operating loss of $(4.1) million for the nine months ended September 30, 2001 as a result of the factors stated above.

Segment EBITDA.  Segment EBITDA, before adjusting for the EBITDA attributable to the PIN Venture’s minority interest, decreased $3.5 million from $2.1 million for the nine months ended September 30, 2000, to $(1.4) million for the nine months ended September 30, 2001 as a result of the factors stated above.

Satellite Services

 Revenues.  Satellite services revenues decreased $2.2 million, or 46%, from $4.7 million for the nine months ended September 30, 2000 to $2.5 million for the nine months ended September 30, 2001. These decreases were primarily the result of an affiliated party ceasing network operations at the end of the first quarter of 2000 and terminating all of its remaining satellite services commitments in the fourth quarter of 2000, as well as the non-recurring satellite services revenue in 2000 from NBC for transmission of the 2000 summer Olympic Games.  We anticipate that we will not add any additional customers for our satellite services for the remainder of 2001.

Expenses.  Satellite services expenses decreased $0.4 million, or 11%, from $3.4 million for the nine months ended September 30, 2000 to $3.0 million for the nine months ended September 30, 2001. This decrease is primarily due to cost savings realized as a result of the affiliated party ceasing all programming operations in the first nine months of 2000.  As a percentage of satellite services revenues, satellite services expenses increased from 72% for the nine months ended September 30, 2000 to 120% for the nine months ended September 30, 2001.  Because a significant portion of the costs of our satellite services is fixed, when we decrease our utilization of the excess capacity on our Satcom C-3 transponder, the percentage of satellite services expenses in relation to the satellite services revenues increases.  The leasing of capacity on our transponder is subject to a numbers of factors, including cable network demand and general availability of transponder space.  There can be no assurance that we will be successful in leasing our excess satellite transponder capacity.

Operating Income (Loss).  Operating income (loss) decreased $1.8 million from an operating income of $1.3 million for the nine months ended September 30, 2000 to an operating loss of $(0.5) million for the nine months ended September 30, 2001 as a result of the factors stated above.

Segment EBITDA.  Segment EBITDA decreased $1.9 million, or 45%, from $4.2 million for the nine months ended September 30, 2000, to $2.3 million for the nine months ended September 30, 2001 as a result of the factors stated above.

Liquidity and Capital Resources

         Since our inception, we have incurred net losses, primarily as a result of expenses associated with developing and launching our programming networks as well as financing costs. For the nine months ended September 30, 2000 and 2001, we incurred net losses of $(7.6) million and $(16.3) million, respectively.  Net cash provided by (used in) operating activities for the nine months ended September 30, 2000 and 2001 was $3.5 million and $(9.1) million, respectively.

         The implementation of our growth strategies depends on a number of factors, including the availability of cash generated from operations and available cash balances, and will likely require additional equity and/or debt financings, particularly to fund any significant cable programming distribution agreement payments or to make significant acquisitions. The indenture for our Senior Notes currently permits secured borrowings of up to $20.0 million. While we do not currently have a credit facility in place, we are seeking to obtain an asset-based financing in order to provide us with additional financial flexibility. We had cash and cash equivalents of $2.0 million as of September 30, 2001.

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

         Throughout 2001 we have taken a number of steps to reduce costs to help mitigate the adverse advertising market conditions affecting our business and to improve our financial results.  As a result of these efforts we reduced operating expenses, excluding depreciation and amortization, by $3.6 million, or 18%, from the second quarter of 2001 to the third quarter of 2001.

         Because of continued softness in the advertising marketplace, which was further weakened by the events of September 11, we intend to take additional actions to improve our liquidity.  These actions include:

•      Improving our working capital by taking aggressive efforts to reduce our accounts receivable balances;

•      Seeking to obtain an asset-based revolving line of credit, which would be secured by our accounts receivable, or other financing transaction using our accounts receivable;

•      Seeking to sell one or more underutilized assets, which in the aggregate would not constitute a major portion of our assets; and

•      Continuing to reduce operating costs to the extent possible without adversely impacting the operations of our core media businesses.

         However, there can be no assurance that we will be successful in improving our working capital, sufficiently reducing our operating expenses, securing a financing utilizing our accounts receivable prior to year end or on terms we view as acceptable, or selling certain of our assets prior to year end or on terms we view as acceptable.  In the event we are not successful in implementing one or more of the above items, which would provide us with sufficient liquidity to pay our January 2002 interest payment on our Senior Notes, Jones International, our parent company, has agreed to lend us up to $2.5 million subject to negotiation of the specific terms.  While our parent company has significant resources, there is no obligation for our parent company to provide similar assistance in the future.

         Based on the cost reductions in effect and the above measures contemplated, and assuming there is no significant further deterioration in the advertising marketplace beyond what management currently expects, we believe that our cash balances, operating cash flows, including the cash flows of and dividends and distributions from our subsidiaries, as well as cash generated from the additional actions noted above, will be sufficient to fund our operating cash flow requirements through the remainder of 2001, as well as our January 2002 bond interest payment.

Investing Activities

         For the nine months ended September 30, 2000 and 2001, net cash provided by (used in) investing activities was $(4.5) million and $(4.3) million, respectively.

          Our investing activities for the nine months ended September 30, 2001 consisted primarily of the following:

•      $3.7 million proceeds from the sale of available for sale securities;

•      $(5.6) million in cable programming distribution agreement payments for GAC;

•      $(2.2) million for the purchase of property and equipment; and

•      $(0.2) million to purchase certain radio programs and other intangible assets.

         Our investing activities for the nine months ended September 30, 2000 consisted primarily of the following:

•      $3.8 million proceeds from the sale of available for sale securities;

•      $(5.3) million in cable programming distribution agreement payments for GAC;

•      $(0.8) million to purchase certain radio programs; and

•      $(2.2) million for the purchase of property and equipment.

        Total capital expenditures for the balance of 2001 are estimated to be approximately $0.5 million, which will be used primarily to purchase satellite receivers, computer hardware and software.  Total cable programming distribution agreement payments for GAC for the balance of 2001 are estimated to be approximately $1.5 million.

Financing Activities

         For the nine months ended September 30, 2000 and 2001, net cash provided by (used in) financing activities was $(0.5) million and $0.5 million, respectively.

         In 1998, we entered into an equity affiliate agreement with a MSO. This MSO was granted a put option on the Class A Common Stock issued, whereby, if as of December 31, 2001, we or our successor has not completed a public offering of its securities, the MSO would have the option within 60 days of such date to require us to buy back its Class A Common Stock.  In the event the put option is exercised, the purchase price of the Class A Common Stock would be approximately $951,000.

Guidance for Fourth Quarter 2001

         The following information provided below represents guidance on anticipated operating results of the Company and its businesses for the fourth quarter ending December 31, 2001. The following guidance represents “forward-looking statements” within the meaning of the federal securities laws and is subject to the safe harbor under those laws. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations as to our future business plans, results of operations and/or financial condition. Our expectations for the Company's future necessarily involve a number of assumptions and estimates, and various risk factors, many of which are beyond our ability to control or predict and that could cause actual results to differ materially from these expectations. These risk factors include distribution of our radio and television programming, intense competition in our industry, our dependence upon earnings and cash flow of our subsidiaries, dependence on advertising relationships and revenues, our outstanding debt and the restrictions imposed by an indenture governing our existing debt, business expansion issues, and the other risks described in the most recent Annual Report on Form 10-K filed with the SEC. Accordingly, forward-looking statements are not guarantees of future performance, and should not be unduly relied upon. The forward-looking statements made herein are based on expectations existing on the date of this report, and we assume no obligation to update these forward-looking statements following the date of such report.

4th Quarter
(in thousands)
Revenues:

Network radio	$9,300
Cable television programming	8,200
Satellite services	900

Total revenues	$18,400

EBITDA :

Network radio	$1,400
Cable television programming*	400
Satellite services	800
General and administrative - corporate	(500)

Total EBITDA from continuing operations	2,100

EBITDA from Discontinued Operations	-

Total EBITDA	$2,100

*Reflects EBITDA effect net of PIN minority interest of $400,000

Other Disclosures:

Capital expenditures	$500

Cable programming distribution payments	$1,500

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial market prices. We are exposed to market risk through interest rates. This exposure is directly related to our normal funding and investing activities.

         As of September 30, 2001, none of our current liabilities was subject to changes in interest rates.

ITEM 5: OTHER MATERIALLY IMPORTANT EVENTS

         On August 9, 2001, Standard & Poor’s lowered its rating for the Company’s senior secured notes as well as the Company’s corporate credit rating of “B” to a rating of “CCC with a Negative Outlook.”

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

Dated: November 14, 2001

         By:

/s/ Jay B. Lewis
Jay B. Lewis
Group Vice President/Finance
(Principal Financial Officer)

Dated: November 14, 2001