Form 10-K
period 2001-12-31
JONES MEDIA NETWORKS LTD
filed 2002-03-28
CIK 1067465

Use these links to rapidly review the document
JONES MEDIA NETWORKS, LTD. ANNUAL REPORT ON FORM 10-K For the Year Ended December 31, 2001
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001

Commission file number: 333-62077

JONES MEDIA NETWORKS, LTD.
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

*
This Annual Report on Form 10-K is being filed pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended.

JONES MEDIA NETWORKS, LTD.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2001

        Certain information contained in this Form 10-K Annual Report may contain forward-looking statements within the meaning of the federal securities laws and are subject to the safe harbor under those laws. Forward-looking statements are not statements of historical facts, but rather reflect management's current expectations as to Jones Media Networks Ltd.'s future business plans, results of operations and/or financial condition. Management's expectations for the Company's future necessarily involve a number of assumptions and estimates, and various risk factors, many of which are beyond our ability to control or predict and that could cause actual results to differ materially from these expectations. These risk factors include distribution of our radio and television programming, intense competition in all of our businesses, our dependence upon earnings and cash flow of our subsidiaries, dependence on advertising relationships and revenues, our existing debt and the restrictions imposed by an indenture governing our existing debt, our ability to fund future payments to cable operators in order to grow our cable television programming businesses, the need for possible asset sales, overall economic and advertising market conditions in our network radio and cable television businesses, our reliance on advances and loans from our parent company to fund a portion of our cash needs, our growing historical losses and recent EBITDA declines, continued difficulty in servicing our debt, and the other risks described in this Report. Accordingly, forward-looking statements are not guarantees of future performance, and should not be unduly relied upon. The forward-looking statements made in this Report are based on expectations existing on the date of filing this Report with the SEC, and Jones Media Networks, Ltd. assumes no obligation to update these forward-looking statements following the date of such Report.

PART I

ITEM 1. BUSINESS

Overview

        Our company is comprised of a leading independent network radio business and two cable television networks. We syndicate radio programming and services to approximately 5,300 radio stations throughout the United States and reach approximately 150 million listeners each week through our network radio business. Our cable programming is distributed to approximately 3,000 cable television systems throughout the United States and currently is available to over 47 million cable households on a full- or part-time basis. We also provide satellite services to facilitate the distribution of our programming and that of other companies.

        Our business consists of the following:

  •
  Network Radio

          Our network radio business encompasses the programming and services we provide to radio stations as well as services we provide to third party producers. We syndicate to local radio stations approximately 2,000 hours of original radio programming weekly. This programming is comprised of ten 24-hour formats and 22 syndicated programs. The syndicated programs range in length from less than five minutes per day to as much as five hours per day. The radio programming that we syndicate covers a wide variety of genres, such as country, adult contemporary, talk and classic rock. It features well-known syndicated programs such as Delilah®, LiaSM, Dave til DawnSM, Clark Howard, Neal Boortz, Classic Country Weekend with Bill Cody and others.

  •
  Cable Television Networks

          Our cable television networks consist of Great American Country (GAC), a 24-hour country music video network, and Product Information Network (PIN), which airs long-form paid programming produced by advertisers and infomercial providers. At December 31, 2001, GAC reached approximately 16.2 million subscribers (based on subscriber counts provided by cable operators). According to the December 2001 Sample Reports issued by Nielsen Media Research, GAC reached approximately 15.9 million subscriber households. PIN reaches approximately 31.2 million households on a full- or part-time basis. We own all of GAC, and we own 55.3% of PIN through a joint venture with a subsidiary of Cox Communications, Inc.

  •
  Satellite Services

          We provide satellite delivery and earth station support services for GAC, PIN and cable channels operated by other companies. We own two satellite transponders and an uplink facility. Ownership of these assets allows us to control the distribution of our radio and cable programming, and also provides us with a cost-effective platform for launching new radio and cable networks. These assets also provide us the ability to generate additional revenues from leasing excess satellite capacity and providing related support services to other cable programmers.

Background

        We are a Colorado corporation incorporated in 1998 and are the successor to certain affiliated entities that previously conducted our businesses. In an effort to better reflect our business focus, we changed our name from Jones International Networks, Ltd. to Jones Media Networks, Ltd., in December 2000.

        We are a holding company. Our operations are conducted through a number of subsidiaries, including Jones Radio Networks, Inc. and Jones MediaAmerica, Inc. (network radio), Great American Country, Inc. and Product Information Network Venture (cable television programming), and Jones Earth Segment, Inc. and Jones Space Holdings, Inc. (satellite services). Our principal shareholder is Jones International, Ltd., which owns a number of subsidiaries with which we have business dealings.

        Our corporate offices are located at 9697 East Mineral Avenue, Englewood, Colorado 80112. Our telephone number is (303) 792-3111.

Principal Businesses

Network Radio

        We are the leading independent (non-broadcaster owned) provider of high-quality radio programming to radio stations nationwide. We distribute radio programming and services to radio stations in exchange for advertising time (commercial inventory) that we sell to national advertisers. This is known in the media industry as "barter syndication." This allows us to provide radio stations with a cost effective alternative to the talent, time and production expense required to develop in-house programming. We offer radio stations a wide selection of 24-hour satellite delivered formats, syndicated programming and services, including programming consulting. Our high-quality, personality-driven programming expands our affiliated stations' programming selections and enables them to more effectively compete in their markets.

        Our network radio operations feature over 100 on-air personalities, the majority of whom have extensive top 25 market experience. We control the production of many of our programs, which allows us to tailor our programs to respond to current and changing listening preferences. Our high quality, distinctive content is designed to enable radio stations to improve the quality of their programming and to differentiate their on-air presentations from other stations in their local markets. In many instances, this allows our affiliated stations to realize higher ratings and advertising revenues with lower out-of-pocket expenses.

        To supplement our in-house programming capabilities, we have agreements with third party programmers to license and distribute their distinctive, high-quality content. An example of such third party content is "Music Of Your Life," a 24-hour network targeted to a mature audience, hosted by Gary Owens, Wink Martindale and other well-known personalities. Agreements with third party programmers usually provide that the programmer creates and develops the radio program at its cost. Our role is to:

  •
  market the program to radio stations;

  •
  manage the relationship with radio station affiliates;

  •
  sell national advertising; and

  •
  provide technical support and other ancillary services.

        In return for providing the station with programming content, we receive commercial inventory, which we then sell to national advertisers. The amount of commercial inventory we receive is based on several factors, including the type and length of the programming and the audience size of the radio station affiliate. In some instances, we may also receive a monthly license fee in addition to or in lieu of the commercial inventory.

        We believe we are the largest independent (i.e., non-broadcast owned) network radio sales organization in the country. Through this organization, we are able to aggregate audiences based on the radio stations receiving our programming, creating a sufficiently large audience of listeners to attract national advertisers. The commercial inventory is sold to advertisers, who seek to reach their target audiences in a cost-efficient and effective manner.

        In addition, we provide advertising sales services to third party producers, who pay us a commission for the sale of the commercial inventory and related services, such as inventory management, commercial scheduling, billing, collections and proof-of-performance collection. By consolidating the commercial inventory of our own programming with the commercial inventory of third parties, we have the ability to create advertising packages reaching a national audience. This enables us to attract major network radio advertisers while providing a valuable service to third party producers.

        Our radio advertising account executives and sales managers are located in eight major advertising markets in the United States (New York, Los Angeles, Chicago, Dallas, Denver, Detroit, Nashville and Pensacola). These account executives market the commercial inventory of our owned programs and our third party producers via personal selling to national advertisers and their advertising agencies. Additionally, we are continuing to develop numerous cross-selling opportunities and other synergies that arise from the complementary nature of our services and customer base of national advertisers.

        We market our radio programming directly to radio stations through our affiliate sales group. Our affiliate sales group uses industry market research and databases to identify prospective radio station affiliates. Using this data, our salespeople develop relationships with radio station affiliates in order to serve discrete station programming needs. In addition, our marketing team assists in the sales effort with marketing campaigns, direct mail, trade advertising and sales materials. Our presence at industry conventions and trade shows also allows us to increase awareness of our radio programming and secure new radio station affiliates.

        We have affiliate agreements with approximately 3,100 radio stations throughout the United States. Our programming is generally sold on an exclusive basis to stations in their city of license. However, we are able to place different programs within the same market.

        Our network radio programs and services consist of:

  •
  24-hour formats,

  •
  long-form syndicated programs,

  •
  short-form syndicated programs,

  •
  programming and consulting services and

  •
  advertising sales and other services.

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

        As compensation for providing 24-hour programming content and services, we receive one, two or three minutes per hour of commercial inventory airtime. In some situations, we may also receive a monthly license fee from stations providing a lower level of audience, as measured by average quarter hour audience ("AQH"). The typical term of these license agreements is one to three years. Historically, contract renewals average between 80% and 85%.

        Long-Form Syndicated Programming.    Long-form syndicated programming is designed to fill, on a daily or weekly basis, a one- to six-hour time period, such as

  •
  6 am to 10 am,

  •
  10 am to noon,

  •
  4 pm to 5 pm,

  •
  7 pm to midnight and

  •
  midnight to 6 am.

        These programs include shows hosted by nationally known personalities, interview shows featuring popular music talent and talk radio shows. We will continue to develop and acquire new syndicated programming in order to increase our talent pool and audience size and to respond to the needs of radio stations. For example, in 2001, we launched "Dave til Dawn," "Classic Country Weekend with Bill Cody," "John Hendricks Overnight" and others.

        We target and distribute our long-form programming to larger market radio stations. These shows, because they are personality-driven, tend to garner higher ratings in the markets where they are carried. In return for providing this programming, we receive up to six minutes per hour of commercial inventory from our radio station affiliates for each hour of programming. The typical affiliate agreement for long-form programming is one year, with an automatic renewal feature.

        The long form radio programming that we syndicate includes:

  •
  Delilah,

  •
  Lia,

  •
  Dave til Dawn,

  •
  Classic Country Weekend with Bill Cody,

  •
  John Hendricks Overnight,

  •
  Clark Howard,

  •
  Neal Boortz,

  •
  Handel on the Law,

  •
  Mischke,

  •
  Maverick Investing,

  •
  Newsweek on the Air and

  •
  others.

        We also have web sites for certain of these programs, such as

  •
  radiodelilah.com and

  •
  radiolia.com.

        Short-Form Syndicated Programming.    Our short-form programs, which are generally less than five minutes in duration, consist largely of 60 to 90 second entertainment news reports that can be integrated into the programming of affiliated radio stations. The typical affiliate agreement for short-form programming is one year, with an automatic renewal feature. We receive one to two minutes of commercial inventory per day in return for such programming.

        The short-form radio programming that we syndicate includes:

  •
  FightBack! With David Horowitz,

  •
  Oldies Calendar With CharlieTuna,

  •
  Wall Street Wake Up with Chris Byron,

  •
  Jimmy Carter and

  •
  Gossip to Go.

        Services.    We also provide radio stations services such as news, information on current events, comedy services and research designed to assist on-air talent in preparing for their shows. Examples include:

  •
  American Comedy Network,

  •
  Associated Press News,

  •
  Launch Radio and

  •
  CNN Radio Noticias.

        Consulting.    We also provide music programming and consulting services to radio stations, including:

  •
  full-service programming consulting,

  •
  music libraries and new music updates,

  •
  song-by-song music scheduling,

  •
  announcer voice-tracks for automated stations,

  •
  automation system integration and support and

  •
  advice, information and training.

        Advertising Sales and Other Services.    We also provide advertising sales, affiliate sales and other services to third party producers and others, including:

  •
  Yahoo!,

  •
  Sirius Satellite Radio,

  •
  Motor Racing Network (NASCAR),

  •
  VNU's Broadcast Data Systems,

  •
  Fox Television and

  •
  Superadio.

Cable Television Programming

        We provide cable television programming through two networks:

  •
  Great American Country; and

  •
  Product Information Network.

        Great American Country.    GAC is a 24-hour country music video network which was launched on December 31, 1995. GAC features a mix of current top country hits and past country hits that capitalize on the popularity of country music. GAC is programmed to appeal to the largest, most affluent market segment of the country music audience—the 25 to 54 age group. GAC acquires its music videos at no cost from record companies, which use this method to promote their performing artists. GAC also produces and airs long form shows, including "Fast Forward," "The Top 15 Country Countdown," "Behind the Scenes" and "Country Request Live." In addition, GAC also has a companion web site, countrystars.com. We believe that the programming quality of GAC has significantly benefited from our experience in the country music radio programming business.

        GAC derives its revenues from license fees and national advertising. The typical length of GAC's affiliate agreements is ten years. The monthly license fee rate card for GAC during 2001 was $.065 per subscriber. GAC's affiliate agreements typically provide for annual escalators of $.005 per month per subscriber. As an incentive to attract new affiliates, such license fees are often waived for a period of time after initial launch and are also subject to volume discounts. Both the waiver periods and volume discounts for license fees are based on the number of subscribers receiving GAC, the subscriber commitment made by the multiple system cable operator ("MSO"), or the direct broadcast satellite operator involved, or their total potential subscriber base. As an additional incentive to provide GAC with subscriber distribution, GAC also offers an attractive, one-time cable programming distribution payment, which is typically based on the number of subscribers receiving the GAC service. This license fee and cable programming distribution payment strategy has allowed us to gain distribution in such top country markets as Fort Worth, Atlanta, Houston, Seattle, Reno, Sacramento, Cincinnati, Detroit, San Diego, Knoxville, Milwaukee, Boston, Salt Lake City, Minneapolis, Tallahassee, Kansas City, Austin, Tampa, Memphis, Raleigh, Corpus Christi and Charleston.

        GAC's advertising sales are impacted by a variety of factors, including the level of distribution, ratings, prevailing advertising market rates, sellout rates, number of advertising minutes available for national advertising and overall economic and advertising market conditions. In January 2000, GAC became a Nielsen-rated network, enabling the network to attract significantly more national advertisers. Nielsen ratings allow GAC to better identify its viewership at specific time periods of the day, which in turn enhances our ability to sell national spot advertising.

        During 2001, GAC experienced difficult national and direct response advertising market conditions that were caused by a deteriorating economy, as well as the adverse impact that the events of September 11th had on the overall economy and the advertising environment. As a result of these unfavorable conditions, the 2001-2002 cable network national advertising upfront was limited for smaller cable networks such as GAC, resulting in lower national advertising revenues and a decrease in the number of national advertisers airing on GAC in the last half of 2001. To help offset the adverse revenue impact of these unfavorable market conditions, GAC began airing long-form advertising during its overnight time periods in the second half of 2001. We anticipate that these weakened advertising conditions will continue for smaller cable networks like GAC in 2002. However, we believe that as GAC continues to increase its subscriber level and the national cable network advertising environment improves, we will be able to target a broader group of advertisers and derive higher advertising revenues based on traditional spot advertising.

        At December 31, 2001, GAC reached approximately 16.2 million subscribers (based on subscriber counts provided by cable operators). According to the December 2001 Sample Reports issued by Nielsen Media Research, GAC reached approximately 15.9 million subscriber households. GAC's subscriber distribution is provided under affiliate agreements that allow GAC to seek carriage on the cable systems of the MSOs covered under such agreements. GAC has affiliate agreements with six of the ten largest MSOs, including:

  •
  Adelphia Communications Corporation,

  •
  AOL Time Warner Inc.,

  •
  AT&T Broadband,

  •
  Charter Communications, Inc.,

  •
  Comcast Corporation and

  •
  Cox Communications, Inc.

        GAC also has affiliate agreements with the National Cable Television Cooperative, Inc., a cable programming cooperative, and EchoStar Communications Corp., a direct broadcast satellite operator.

        The loss of distribution from any of the foregoing operators would have a material adverse effect on our business.

        In November 2000, as part of our efforts to increase GAC subscriber distribution, GAC entered into a digital satellite distribution agreement with AT&T's Headend in the Sky, Inc. ("HITS"), which enabled GAC to begin broadcasting its programming on the HITS digital platform to cable television systems who elect to carry GAC on their digital programming tiers.

        Product Information Network.    PIN is a satellite-delivered long-form advertising service owned by the PIN Venture. PIN was launched in February 1995 and is distributed on its own dedicated channel 24-hours a day, seven days per week. We are the manager of the PIN Venture and are responsible for its day-to-day operations.

        PIN generates its revenues primarily through the sale of long-form paid advertising known as infomercials. An infomercial is an advertisement paid for by the advertiser based on the time of day when the infomercial is aired. Infomercials are usually one-half hour in length and are often produced in an entertainment format. PIN's programming is produced and provided by its advertisers at no cost to PIN. The majority of current programming consists of traditional infomercials from infomercial producers, such as

  •
  Guthy Renker Corporation,

  •
  GoodTimes Entertainment, Ltd.,

  •
  Ronco, Inc.,

  •
  Reliant Interactive Media Corp. and

  •
  American Marketing Systems, Inc.

        PIN compensates cable system operators for carriage through a rebate program. Such payments, which are generally in the form of annual rebates per subscriber, averaged approximately 97% of PIN's net advertising revenues in 2001, as compared to 76% in 2000. For 2001, we paid full-time affiliates an average of $1.41 per full-time revenue equivalent subscriber ("FTREs"), as compared to $1.44 in 2000. PIN has been actively working to reduce rebate costs through negotiating lower rebate rates with PIN's cable television system affiliates. To date, PIN has re-negotiated lower rebate rates with affiliates representing 81% of its FTRE distribution.

        PIN is distributed to subscribers through 565 cable systems and broadcast affiliates and is carried on a portion of the cable systems of the ten largest MSOs, including:

  •
  Adelphia Communications Corporation,

  •
  AOL Time Warner Inc.,

  •
  AT&T Broadband,

  •
  Cable One, Inc.,

  •
  Cablevision Systems Corporation,

  •
  Charter Communications Inc.,

  •
  Comcast Corporation,

  •
  Cox Communications Inc.,

  •
  Insight Communications, Inc. and

  •
  Mediacom, Inc.

        PIN's standard affiliation agreement generally requires a one-year commitment of carriage. However, the agreements with Comcast Corporation, Cox Communications Inc. and Adelphia Communications Corp. are long-term agreements, each with approximately four years remaining. As of December 31, 2001, PIN was distributed on a full- or part-time basis to cable television systems and broadcast television stations representing approximately 31.2 million households.

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

        We own two satellite transponders on strategically positioned SES Americom satellites, Satcom C-3 and Satcom C-4. Through these transponders, we deliver a variety of popular cable television programming. We use digital technology in providing uplink, playback and trafficking services. On Satcom C-3, GAC, PIN and one related party currently lease three of seven available channels. The lease term of the related party agreement is for approximately the remaining life of the satellite. We have also historically entered into relatively short-term satellite capacity and earth station services agreements with third parties, with the most recent being with NBC for broadcast of the 2000 Summer Olympic Games. At minimal incremental cost, we could further digitally compress the transponder to add at least three additional channels if demand warranted. In December 2000, we negotiated with an affiliated company a one-time payoff amount for early termination of certain of its earth station services and satellite transponder services commitments.

        We have leased the C-4 transponder to an unrelated party. This lease terminates on December 31, 2002, with an option, exercisable by the lessee, to extend through October 16, 2004. The lease provides for monthly payments averaging $160,000. We continue to market our additional compressible capacity on our Satcom C-3 transponder and related services.

        We expect that our satellite transponders will be available to allow distribution of our television programming until early 2005, at which time we will be required to migrate our programming over to new satellite transponder space. During 2002, we anticipate addressing our future replacement satellite capacity needs for our cable networks and beginning the negotiation process to secure this replacement satellite capacity.

Employees

        We refer to our employees as associates. As of December 31, 2001 we had 284 full-time and 56 part-time associates. In addition, we maintain relationships with independent writers, program hosts, technical personnel and producers. None of the associates is covered by a collective bargaining agreement and we believe our employee relations to be good.

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

        Over the last few years, several network radio companies have merged and many independent program providers have been acquired by these companies. These companies have large amounts of commercial inventory to sell, possess significant resources and have access to commercial time on their owned and operated stations.

        Our largest competitors include:

  •
  ABC Radio Networks,

  •
  Clear Channel-owned Premiere Radio Networks and

  •
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

        A recent technological innovation, satellite radio, permits licensees to broadcast digital quality radio programming nationwide via satellite. In February 1997, the FCC auctioned two satellite radio licenses. These licenses were awarded to Sirius Satellite Radio and XM Satellite Radio. XM Satellite Radio began offering its programming service in 2001, and Sirius Satellite Radio began launching its service in several markets in early 2002. In addition to satellite radio, recent technological advancements have improved the quality and availability of Internet radio, which includes the technology of wireless Internet radio for automobiles. We cannot predict what effect digital satellite radio or Internet radio will have on the radio industry or on us.

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

        Satellite Services.    We compete in the delivery of domestic satellite services with satellite owners and resellers, satellite service providers, microwave carriers and full-service teleports. Our principal competitors have substantially greater resources, including Vyvx Teleport, AT&T National Digital Television Center, SES Americom and Panamsat Corp. We believe that transmission quality, reliability, price and the location of uplink facilities are the key competitive factors in this market.

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

Risk Factors

        Our business involves certain risks, related to, among other factors: (i) our growing historical losses and recent EBITDA declines, (ii) our limited cash position, (iii) our outstanding debt and the restrictions imposed by the Indenture pursuant to which the debt was issued, and our inability to raise additional debt or equity financing pursuant to the limitations imposed by the Indenture, current market conditions or at terms acceptable to us, (iv) our dependence upon earnings and cash flow of our subsidiaries, (v) the possible need for asset sales, (vi) our reliance on advances and loans from our parent company to fund a portion of our cash needs, (vii) our continued difficulty in servicing our debt, (viii) distribution of our radio and television programming, (ix) dependence on advertising relationships and revenues, (x) overall economic and advertising market conditions in our network radio and cable television businesses, (xi) our ability to fund future payments to cable operators in order to grow our cable television programming businesses, (xii) our stock ownership structure, (xiii) the fact that we engage in and expect to continue to engage in certain transactions with our affiliates, (xiv) intense competition from various sources which affect all aspects of our business and (xv) other information about us set forth in this Form 10-K Report and our other filings with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

        Our principal executive offices are located in Englewood, Colorado. We sublease office space from affiliates of Jones International, as well as office space and studio space from third parties. See "Certain Relationships and Related Transactions." We lease office space in the following cities: Englewood, CO, New York, NY, Seattle, WA, Milford, CT, Nashville, TN, Chicago, IL, Dallas, TX, Detroit, MI, Washington, D.C. and Los Angeles, CA. In addition, we own 8.4 acres of land in Englewood, Colorado. We believe our office space, studio space and Jones Earth Segment's satellite uplink facility are adequate to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, we are involved in routine legal proceedings incident to the ordinary course of our business. We believe that the outcome of all such routine legal proceedings in the aggregate will not have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

        Not applicable.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

        The following tables summarize certain financial and operating data for our business. This information should be read along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes to those statements included elsewhere in this document. The historical statements of operations and balance sheet data as of and for each of the years in the five-year period ended December 31, 2001 have been derived from our consolidated financial data, which has been audited by Arthur Andersen LLP, independent auditors.

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands except share, per share, weekly radio listener gross impressions and unique station affiliates data)
STATEMENT OF OPERATIONS:
Revenues	$29,112	$38,212	$64,366	$84,309	$76,725
Operating expenses:
Operating	17,049	27,181	43,165	53,017	59,335
Selling and marketing	3,491	5,412	6,438	10,231	8,973
General and administrative—Corporate	1,151	1,116	1,943	2,503	2,006
Depreciation and amortization	5,168	6,266	10,775	14,322	15,160

Total operating expenses	26,859	39,975	62,321	80,073	85,474

OPERATING INCOME (LOSS)	2,253	(1,763)	2,045	4,236	(8,749)

Interest expense, net	5,569	8,195	11,729	11,491	12,018
Other expense	616	1,228	(32)	583	16
Income tax provision (benefit)	(1,342)	49	(470)	124	35
Minority interest	903	215	881	1,075	(1,582)

NET LOSS FROM CONTINUING OPERATIONS	(3,493)	(11,450)	(10,063)	(9,037)	(19,236)

Discontinued Operations:
Income (loss) from operations of discontinued internet advertising sales services segment	—	—	—	122	(1,213)
Loss on disposal of discontinued operations	—	—	—	—	(65)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	—	—	122	(1,278)
NET LOSS	$(3,493)	$(11,450)	$(10,063)	$(8,915)	$(20,514)

Basic income (loss) per share:
Loss before discontinued operations	$(0.64)	$(1.71)	$(1.32)	$(1.18)	$(2.50)
Income (loss) from discontinued operations	—	—	—	0.02	(0.17)

Net loss	$(0.64)	$(1.71)	$(1.32)	$(1.16)	$(2.67)

Diluted income (loss) per share:
Loss before discontinued operations	$(0.64)	$(1.71)	$(1.32)	$(1.19)	$(2.50)
Income (loss) from discontinued operations	—	—	—	0.02	(0.17)

Net loss	$(0.64)	$(1.71)	$(1.32)	$(1.17)	$(2.67)

Weighted average shares outstanding:
Basic	5,500,560	6,715,805	7,617,926	7,665,843	7,697,403
Fully diluted	5,500,560	6,702,010	7,601,868	7,613,955	7,679,766
OTHER DATA:
EBITDA (a)	$6,599	$4,290	$11,960	$17,643	$6,729
Capital expenditures	1,367	2,258	850	3,455	2,730
Cable programming distribution payments (b)	—	3,064	6,354	3,282	6,795
Net cash provided by (used in):
Operating activities	7,589	(7,065)	2,398	7,793	(4,197)
Investing activities	(1,156)	(35,020)	(32,633)	(4,337)	(6,005)
Financing activities	(2,720)	59,023	22,851	(1,826)	2,943
AUDIENCE DATA (at end of period):
Weekly radio listener gross impressions (in millions)(c)	494	1,505	1,294	1,443	1,354
Unique radio station affiliates (d)	1,484	4,627	4,928	5,350	5,288
Great American Country subscribers (e)	1,550	7,131	11,971	12,799	16,236
Great American Country households according to Nielsen (f)	N/A	N/A	N/A	15,027	15,938
Product Information Network subscribers(e)	11,497	20,634	30,094	34,854	31,232
Product Information Network FTRE's (g)	7,036	10,026	13,054	14,718	15,927
BALANCE SHEET DATA (at end of period):
Cash, cash equivalents and available for sale securities (h)	$3,717	$13,423	$20,159	$18,612	$7,642
Working capital (deficiency)	(9,331)	16,047	13,246	12,305	(1,710)
Total assets	41,358	110,894	128,462	121,458	104,315
Total long-term debt (i)	45,312	100,000	100,000	100,000	101,315
Shareholders' equity (deficit)	(18,206)	(11,333)	2,702	(5,324)	(24,142)

  (a)
  EBITDA is unaudited and represents operating income (loss) plus depreciation and amortization and excluding the EBITDA attributable to the minority interest in the PIN Venture, a consolidated 55.3%-owned subsidiary. Management acknowledges that EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles. However, EBITDA is a measure widely used by analysts and investors in the media industry to determine a company's operating performance and ability to service and incur debt. EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

  (b)
  Cable programming distribution payments made by GAC to multiple system cable television and direct broadcast satellite ("DBS") operators for carrying GAC programming. These payments are capitalized as intangible assets on the statements of financial position and are amortized over the period during which a portion of such payments is refundable (usually 5 to 10 years).

  (c)
  Weekly radio listener gross impressions represents the total number of times consumers are exposed to our radio commercials on average during a week. This measurement is calculated by multiplying the average quarter hour audience (AQH) for each of our network radio programs or services times the number of 30-second equivalent commercial units we have available to sell each week in each respective product, and summing such results to arrive at a total weekly listener impression number. Because the weekly listener gross impression calculation does not differentiate between a one-time listener or a repeat listener who hears our broadcasted commercials, the measurement includes multiple commercial impressions recorded for the same listener. AQH represents the average number of people aged 12 + estimated to have listened, for a minimum of five minutes during any quarter hour, to a radio station broadcasting our advertising during the time which we estimate our commercials are broadcast. These AQH estimates are derived from data provided by Act I Systems (a third party processor) that is based on Arbitron copyrighted and proprietary audience estimates, and are not estimates produced by Arbitron. Weekly radio listener gross impressions reflect the effect of the asset acquisition of MediaAmerica in July 1998.

  (d)
  Represents the number of non-duplicated radio station affiliates broadcasting our commercial inventory in exchange for our network radio products or services at the end of the periods indicated. Unique radio station affiliates reflect the effect of the asset acquisition of MediaAmerica in July 1998.

  (e)
  Represents the total number of full-time and part-time subscribers at the end of the periods indicated based on subscriber counts provided by distributors of the networks, including cable, direct broadcast satellite, other broadcast and multi-channel programming providers.

  (f)
  Represents the total number of Great American Country households at the end of the periods indicated according to sample reports issued by Nielsen Media Research. As Great American Country did not become a Nielsen-rated network until January 2000, Nielsen household measurement data is not available for prior periods.

  (g)
  FTREs represent the number of full-time revenue equivalent subscribers receiving PIN at the end of the periods indicated. FTRE weights part-time subscribers based on the number of hours carried, the daypart carried based on standard eastern time and the revenue associated therewith. Beginning in 1998, we have restated FTREs to reflect daypart carried based on Eastern Standard Time instead of local time. FTREs based on Eastern Standard Time more accurately reflect subscriber information to our advertisers. FTREs information based on Eastern Standard Time is not available for 1997. Accordingly, FTREs reported for 1997 are based on local time. We do not believe the difference in FTREs reported based on Eastern Standard time and FTREs based on local time is significant.

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

Overview

        We currently have four reportable segments: network radio, cable television programming, satellite services and general and administrative-corporate. In August 2001, Management decided to discontinue our previously reported Internet Advertising Sales Services segment. On September 30, 2001, we ceased all operations of the Internet Advertising Sales Services business and wrapped up all aspects of this segment as of December 31, 2001. The historical operating results of this segment have been segregated as "Discontinued Operations" below.

        Our reportable segments have been determined in accordance with our internal management structure. The Company evaluates performance based on many factors, one of the primary measures being EBITDA. Consolidated EBITDA represents operating income (loss) plus depreciation and amortization and excludes the EBITDA attributable to the minority interest in the PIN Venture, a consolidated 55.3%-owned subsidiary.

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

Network Radio

        Our network radio revenues consist primarily of advertising revenues, fees for programming and services we provide to radio stations and to third party producers, and to a much lesser extent, e-commerce and other revenues generated by companion websites of certain radio programs. We provide radio programming and services to radio stations in exchange for commercial inventory that we resell to national advertisers who advertise their products or services on our radio networks. We recognize revenues upon airing of the advertisements. In addition, we generate revenues by charging fees to third parties for certain advertising sales and affiliates sales services, which are based on a percentage of related advertising revenue. By combining our commercial inventory with that of our third party producers, we can create customized advertising networks that allow advertisers to reach their target markets.

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

Cable Television Programming

        We provide cable television programming to cable television system and Direct Broadcast Satellite ("DBS") operators and other video distributors, sell advertising time on our two cable networks and receive license fees for our country music television network. We recognize advertising revenues upon airing of the advertisements. Any amounts received from customers for advertisements that have not been aired during the period are recorded as unearned revenues until such time as the advertisements are aired.

        Great American Country.    GAC's revenues consist of advertising revenues, subscriber license fees paid by cable and DBS operators who receive the network, and to a much lesser extent, e-commerce revenues, advertising, and other revenues generated by its companion website. GAC generates advertising revenues by selling airtime to advertisers. GAC's advertising revenues are derived from direct response, traditional national spot and long-form paid advertising. Direct response advertising is airtime sold to agencies or national advertisers who have developed commercials designed to motivate viewers to call an 800 phone number to purchase their product or service. Payment for such advertising is typically guaranteed, regardless of viewer response. Direct response advertising usually earns lower rates than traditional national spot advertising.

        Traditional national spot advertising is typically sold by cable television networks that can demonstrate through ratings an ability to deliver the type and quantity of viewers that national advertisers seek to target with their advertising. Beginning in January 2000, GAC became a Nielsen-rated network, enabling the network to attract more national advertisers. Advertising revenues are impacted by a variety of factors, including the level of distribution (number of subscribers), ratings, audience demographics, advertising market and general economic conditions, and the amount of advertising inventory allocated for national advertising.

        Long form paid advertising, also known as infomercials, are advertisements that are paid for by advertisers on the basis of time of day they are aired and the number of homes reached at that time of day. To help offset the adverse revenue impact of the unfavorable economic and advertising market conditions existing during 2001, GAC begin airing infomercials on a limited basis during its overnight time periods in the second half of 2001.

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

        Product Information Network.    PIN launched in February 1995 and is a joint venture with a subsidiary of Cox Communications, Inc. We own approximately 55.3% of PIN. Effective April 1, 1997, we consolidated the results of operations of PIN for financial reporting purposes.

        PIN generates revenues primarily through the sale of infomercial advertising. Infomercials are approximately one half-hour in length and are often produced in an entertainment format with high production quality. Infomercial advertising rates are affected by numerous factors, including the level of subscriber distribution, audience composition, the life cycle of existing infomercials, the availability of new and successful infomercials, the number of infomercial suppliers, and infomercial advertising market and general economic conditions.

        PIN compensates cable system operators for carriage of PIN through a rebate program. Such payments, which are generally in the form of annual rebates per subscriber at a fixed rate per subscriber, averaged approximately 97% of PIN's net advertising revenues in 2001, which is historically high due to a weakened advertising marketplace and additional rebates paid to a DBS operator for a portion of the year.

Satellite Services

        We generate revenues by providing satellite delivery and production support services, including uplinking, trafficking and playback and other earth station services to affiliates and third parties. We recognize satellite delivery and production support revenues upon the completion of the services or as provided by contract.

        Satellite delivery and production support expenses include uplinking charges and other associated operating costs. These costs are relatively fixed in nature, which gives us a high degree of operating leverage.

Selling and Marketing Expenses

        Selling and marketing expenses are incurred to retain and increase the number of radio station and television affiliates. These expenses include salaries and commissions, travel and associated expenses related to our sales and marketing activities, in addition to costs of the design, production and distribution of marketing, advertising and promotional materials for all segments. We also purchase third party advertising airtime and trade ads to promote our network radio and cable television programming.

General and Administrative Expenses

        General and administrative expenses include personnel and associated costs for corporate management staff and support personnel, including the accounting, financial reporting and corporate Internet administration and technology functions. As we continue to grow our core media businesses, we anticipate that our general and administrative expenses will rise moderately.

Depreciation and Amortization

        As the result of the acquisitions of the assets of Broadcast Programming and MediaAmerica, our amortization expenses related to intangible assets and goodwill have increased dramatically. In addition, we amortize our cable programming distribution agreement payments using the straight-line method over the period which a portion of such payments is refundable (usually 5 to 10 years). Due to the adoption of new accounting rules, we will no longer recognize amortization expense related to goodwill starting January 1, 2002.

Other Expense

        Total other expenses consist primarily of interest expense, interest income, write off of deferred offering costs, equity share of loss (income) of subsidiaries and other miscellaneous items.

Net loss From Discontinued Operations

        In 2000, we began offering Internet advertising sales services with initial focus on streaming media advertising. We developed a sales and technology infrastructure to seek to grow this business, as this new advertising medium appeared to gain momentum. The success of this business was highly dependent upon our ability to reach a sufficient audience and to aggregate, target and accurately measure such audience (through still-emerging technologies) in a way that would be attractive to national advertisers. Due to a number of developments which adversely affected streaming media advertising, management decided to close down this business entirely in the third quarter of 2001. On September 30, 2001, the Company ceased all operations of the Internet Advertising Sales Services business and wrapped up all aspects of this segment as of December 31, 2001.

Results of Operations

        The following table sets forth the amount of, and percentage relationship to total net revenues of, certain items included in our historical consolidated statements of operations, and financial results by operating segments for the periods indicated. The presentation of reportable segments has been changed from that presented in the prior periods to combine the results of operations from Internet websites related to our radio programming with the network radio segment and the results of operations from Internet websites related to one of our cable television networks with the cable television programming segment. In addition, we have combined the presentation of our radio programming content and radio advertising sales services segments into the network radio segment. Management believes that this presentation provides a more meaningful analysis of our business segments.

	Reported Year Ended December 31,
	1999		2000		2001
	(dollars in thousands)
Revenues:
Network radio	$28,522	44%	$41,991	50%	$39,946	52%
Cable television programming	27,345	43	34,311	41	33,366	44
Satellite services	8,499	13	8,007	9	3,413	4

Total revenues	64,366	100	84,309	100	76,725	100

Operating Expenses:
Network radio	27,924	44	38,390	46	41,132	54
Cable television programming	27,106	42	34,596	41	38,160	50
Satellite services	5,339	8	4,496	5	4,038	5

Segment total	60,369	94	77,482	92	83,330	109
General and administrative—Corporate	1,952	3	2,591	3	2,144	2

Total operating expenses	62,321	97	80,073	95	85,474	111

Operating income (loss)	$2,045	3%	$4,236	5%	$(8,749)	(11)%

        The following table sets forth EBITDA for the years ended December 31, 1999, 2000, and 2001. EBITDA is unaudited and represents operating income (loss) plus depreciation and amortization and excluding the EBITDA attributable to the minority interest in the PIN Venture, a consolidated 55.3%-owned subsidiary. Management acknowledges that EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles. However, EBITDA is a measure widely used by analysts and investors in the media industry to determine a company's operating performance and ability to service and incur debt. EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity.

	Reported Year Ended December 31,
	1999	2000	2001
	(thousands)
EBITDA:
Network radio	$5,245	$10,277	$6,191
Cable television programming	2,332	3,417	(897)
Satellite services	7,186	7,366	3,123

Segment total	14,763	21,060	8,417

General and administrative—Corporate	(1,943)	(2,502)	(2,006)
Less: EBITDA attributable to PIN venture's minority interest	(860)	(1,061)	1,535

Total EBITDA from continuing operations	11,960	17,497	7,946
EBITDA from Discontinued Operations	—	146	(1,217)

Total EBITDA	$11,960	$17,643	$6,729

Quarterly Operating Results and Other Data:

        The table below sets forth our quarterly operating data, including radio station and household data, for each quarter of 2000 and 2001. This quarterly information is unaudited but, in our opinion, reflects all normally recurring adjustments necessary for a fair presentation of the information for the periods presented when read in conjunction with the audited consolidated financial statements and notes thereto. Operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec, 31, 2001
	(unaudited) (dollars in thousands, except weekly radio listener gross impressions and unique radio station affiliate data)
Revenues:
Network radio	$9,775	$10,872	$10,634	$10,710	$9,917	$11,698	$8,609	$9,722
Cable television programming	8,682	8,310	7,864	9,455	7,992	8,514	8,822	8,038
Satellite services	1,710	1,311	1,676	3,310	814	814	893	892

Total revenues	20,167	20,493	20,174	23,475	18,723	21,026	18,324	18,652

Operating expenses:
Network radio	7,389	7,912	8,186	8,227	9,012	9,202	7,611	7,930
Cable television programming	7,646	7,647	7,461	8,140	8,489	9,779	8,448	7,547
Satellite services	237	123	148	133	110	36	55	89
General and administrative — Corporate	747	510	610	635	596	508	402	500
Depreciation and amortization	3,392	3,581	3,609	3,740	3,564	3,605	4,117	3,874

Total operating (expenses)	19,411	19,773	20,014	20,875	21,771	23,130	20,633	19,940

Operating income (loss)	756	720	160	2,600	(3,048)	(2,104)	(2,309)	(1,288)
Interest expense, net	2,917	2,896	2,886	2,792	2,894	2,977	3,045	3,102
Other Expense	(43)	(87)	674	39	168	(27)	(103)	(22)
Income tax provision/benefit and minority interest	359	274	74	492	(407)	(674)	(279)	(187)

NET LOSS FROM CONTINUING OPERATIONS	(2,477)	(2,363)	(3,474)	(723)	(5,703)	(4,380)	(4,972)	(4,181)

Discontinued Operations:
Income (loss) from operations of discontinued internet advertising sales services segment	(102)	(284)	1,057	(549)	(649)	(547)	(17)	—
Loss on disposal of discontinued operations	—	—	—	—	—	—	(36)	(29)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(102)	(284)	1,057	(549)	(649)	(547)	(53)	(29)

NET LOSS	$(2,579)	$(2,647)	$(2,417)	$(1,272)	$(6,352)	$(4,927)	$(5,025)	$(4,210)

Other Data:
EBITDA (a)	$3,697	$3,771	$4,778	$5,397	$309	$1,633	$2,038	$2,749
Capital expenditures	533	688	1,006	1,228	617	918	623	572
Cable programming distribution payments (b)	2,190	2,660	431	(1,999)	1,290	78	4,241	1,186
Net cash provided by (used in):
Operating activities	(459)	4,012	(54)	4,294	(5,410)	2,081	(5,734)	4,866
Investing activities	(1,845)	(3,267)	597	178	239	(212)	(4,315)	(1,717)
Financing activities	(335)	19	(168)	(1,342)	—	—	447	2,496
Audience Data (at end of period):
Weekly radio listener gross impressions (in millions) (c)	1,233	1,331	1,475	1,443	1,318	1,296	1,272	1,354
Unique Radio Station Affiliates (d)	4,796	4,949	5,329	5,350	5,226	5,260	5,421	5,288
Great American Country subscribers(e)	13,094	13,551	13,720	12,799	12,606	14,593	15,544	16,236
Great American Country households according to Nielsen (f)	13,754	14,742	15,488	15,027	14,242	14,333	16,012	15,938
Product Information Network subscribers (e)	31,101	31,135	34,268	34,854	34,494	38,461	34,853	31,232
Product Information Network FTREs (g)	13,341	12,879	13,942	14,718	16,587	20,081	16,619	15,927

  (a)
  EBITDA is unaudited and represents operating income (loss) plus depreciation and amortization and excluding the EBITDA attributable to the minority interest in the PIN Venture, a consolidated 55.3%-owned subsidiary. Management acknowledges that EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles. However, EBITDA is a measure widely used by analysts and investors in the media industry to determine a company's operating performance and ability to service and incur debt. EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

  (b)
  Cable programming distribution payments made by GAC to multiple system cable television ("MSO") and DBS operators for carrying GAC programming. These payments are capitalized as intangible assets on the statements of financial position and are amortized over the period during which a portion of such payments is refundable (usually 5 to 10 years). In the fourth quarter of 2000, cable programming distribution payments made were offset by a refund received from one of GAC's MSO affiliates which discontinued the service in certain of its cable television systems.

  (c)
  Weekly listener gross impressions represents the total number of times consumers are exposed to our radio commercials on average during a week. This measurement is calculated by multiplying the average quarter hour audience (AQH) for each of our network radio programs or services times the number of 30-second equivalent commercial units we have available to sell each week in each respective product, and summing such results to arrive at a total weekly listener impression number. Because the weekly listener gross impression calculation does not differentiate between a one-time listener or a repeat listener who hears our broadcasted commercials, the measurement includes multiple commercial impressions recorded for the same listener. AQH represents the average number of people aged 12 + estimated to have listened, for a minimum of five minutes during any quarter hour, to a radio station broadcasting our advertising during the time which we estimate our commercials are broadcast. These AQH estimates are derived from data provided by Act I Systems (a third party processor) that is based on Arbitron copyrighted and proprietary audience estimates, and are not estimates produced by Arbitron. Weekly radio listener gross impressions reflect the effect of the asset acquisition of MediaAmerica in July 1998.

  (d)
  Represents the number of non-duplicated radio station affiliates broadcasting our commercial inventory in exchange for our network radio products or services the end of the periods indicated. Unique radio station affiliates reflect the effect of the asset acquisition of MediaAmerica in July 1998.

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

Year Ended December 31, 2000 Compared to Year Ended December 31, 2001

        Total Revenues.    Total revenues decreased $7.6 million, or 9%, from $84.3 million for the year ended December 31, 2000 to $76.7 million for the year ended December 31, 2001. This decrease in revenues was due to a decline in revenues from all our business segments. The decrease in network radio revenues was primarily due to a soft advertising marketplace caused by weak general economic conditions. The decrease in cable television programming revenues was a result of lower long-form advertising revenues earned by PIN due to weakened advertising market conditions, as partially offset by the increase in GAC's national advertising sales and license fee revenues which were driven by increased subscribers. The decrease in satellite services revenues was due to lower fees charged to affiliated parties, the termination by an affiliated party of certain of its remaining satellite services in December 2000, as well as the decrease in third party satellite services revenues in 2001.

        Total Operating Expenses.    Total operating expenses increased $6.3 million, or 12%, from $53.0 million for the year ended December 31, 2000 to $59.3 million for the year ended December 31, 2001. This increase resulted from the greater expenditures incurred relating to the addition of new network radio and cable television programs and products offered beginning in mid-year 2000 and early 2001. In addition, cable television programming expenses increased due to an increase in rebates paid by PIN to cable system and DBS operators, because of an 8% increase in PIN's full-time equivalent subscribers ("FTREs"). This increase was partially offset by several Company-wide cost-cutting measures implemented during 2001. As a percentage of total revenues, total operating expenses increased from 63% for the year ended December 31, 2000 to 77% for the year ended December 31, 2001.

        Selling and Marketing.    Selling and marketing expenses decreased $1.2 million, or 12%, from $10.2 million for the year ended December 31, 2000 to $9.0 million for the year ended December 31, 2001. Beginning in the third quarter of 2001, steps were taken to decrease our marketing and promotional expenditures across all of our business segments.

        General and Administrative.    General and administrative expenses decreased $0.5 million, or 20%, from $2.5 million for the year ended December 31, 2000 to $2.0 million for the year ended December 31, 2001. The decrease is due primarily to reductions in personnel expenses of our Internet administrative support operations.

        Depreciation and Amortization.    Depreciation and amortization expenses increased $0.8 million, or 6%, from $14.3 million for the year ended December 31, 2000 to $15.1 million for the year ended December 31, 2001. This increase is primarily related to the amortization of additional GAC cable programming distribution agreement payments and the depreciation related to new equipment and satellite receivers purchased during 2001.

        Total Operating Income (Loss).    Operating income (loss) decreased $13.0 million, from an operating income of $4.2 million for the year ended December 31, 2000 to an operating loss of $(8.8) million for the year ended December 31, 2001, as a result of the factors stated above.

        Total EBITDA from Continuing Operations.    EBITDA decreased $9.6 million, or 55%, from $17.5 million for the year ended December 31, 2000, to $7.9 million for the year ended December 31, 2001, as a result of the factors stated above.

        Total Other Expense.    Total other expense remained flat at $12.1 million for the years ended December 31, 2000 and 2001.

        Total Net Loss From Continuing Operations.    Net loss from continuing operations increased $10.2 million, or 113%, from $(9.0) million for the year ended December 31, 2000 to $(19.2) million for the year ended December 31, 2001, as a result of the factors stated above.

        Net Income (Loss) From Discontinued Operations.    Net income (loss) from discontinued operations decreased $1.4 million from a net income of $0.1 million for the year ended December 31, 2000 to a net loss of $(1.3) million for the year ended December 31, 2001.

        Total Net Loss.    Net loss increased $11.6 million, or 130%, from $(8.9) million for the year ended December 31, 2000 to $(20.5) million for the year ended December 31, 2001, as a result of the factors stated above.

Network Radio

        Revenues.    Network radio revenues decreased $2.0 million, or 5%, from $42.0 million for the year ended December 31, 2000 to $40.0 million for the year ended December 31, 2001. This decrease in revenues is due primarily to a deterioration of the radio advertising market, resulting in a decrease in our rates and sell-out percentages as compared to 2000. Also, network radio revenues decreased due to a contraction in audience, and in certain cases, the elimination of some of our program offerings over the last 12 months, as partially offset by revenue generated by several new programs added in late 2000 and 2001. Prior to the events of September 11, the network radio advertising market had continued to slow as overall economic conditions worsened. Due to the events of September 11, the radio advertising marketplace further slowed as advertisers, particularly those in travel-related businesses, showed greater reluctance to make advertising buys in an uncertain economic environment. In contrast, during 2000, we benefited from very strong network radio advertising demand, driven primarily by strong economic conditions, which demand was further enhanced by a significant increase in the volume of network radio advertising by Internet companies. Due to the very strong demand for network radio advertising in 2000, our network radio business had achieved virtually 100% inventory sell-out percentages in 2000, which were generally higher than those sell-out percentages realized in 2001.

        Expenses.    Network radio expenses increased $2.7 million, or 7%, from $38.4 million for the year ended December 31, 2000 to $41.1 million for the year ended December 31, 2001. This increase was primarily due to:

  •
  $1.6 million increase in operating expenses due to the addition of several new radio programs and products we offered, including increased license and producer fees for certain programming, as well as an increase in the number of our radio station affiliates and an increase in merchandise, Internet programming and content related expenses for the network radio companion websites. These increases were partially offset by cost saving measures implemented during 2001, including reductions in personnel, travel and other operating expenses, as well as the elimination of several unprofitable radio programs that no longer fit the Company's longer-term strategy or profitability requirements;

  •
  $0.7 million increase in depreciation and amortization expenses related to new equipment purchased for the upgrades of certain radio programming studios and purchase of new satellite receivers and the transition of many of our programs to a new satellite delivery platform;

  •
  $0.2 million increase in selling and marketing expenses to increase the number of radio stations receiving our existing programming and to promote the launch of new programs; and

  •
  $0.2 million increase in management, support costs and other.

        As a percentage of network radio revenues, network radio expenses increased from 91% for the year ended December 31, 2000 to 103% for the year ended December 31, 2001. The increase in network radio expenses as a percentage of network radio revenues is due primarily to a decrease in revenues resulting from the softer advertising market experienced in 2001 in comparison to 2000 as well as the result of the expense factors stated above.

        Our network radio advertising revenues are highly dependent upon the state of the advertising market and overall economic conditions. Due to the carryover of the soft economic and advertising market conditions existing at the end of 2001, we anticipate lower advertising rates and average sellout ratios in network radio advertising revenues during the first half of 2002. However based on sales activity thus far for the first and second quarter of 2002, we are cautiously optimistic that our network radio revenues will begin showing signs of recovery in the second half of 2002. However, this is largely dependent on the advertising marketplace and overall economy improving marginally later in the year and not worsening.

        Operating Income (Loss).    Operating income (loss) decreased $4.8 million from operating income of $3.6 million for the year ended December 31, 2000 to operating loss of $(1.2) million for the year ended December 31, 2001 as a result of the factors stated above.

        Segment EBITDA.    Segment EBITDA decreased $4.1 million, or 40%, from $10.3 million for the year ended December 31, 2000, to $6.2 million for the year ended December 31, 2001 as a result of the factors stated above.

Cable Television Programming

        Revenues.    Cable television programming revenues decreased $0.9 million, or 3%, from $34.3 million for the year ended December 31, 2000 to $33.4 million for the year ended December 31, 2001. This increase was due to the following:

  •
  PIN's revenues decreased $1.8 million, or 7%, due to lower rates that PIN was able to charge for its infomercial advertising inventory despite PIN's FTRE growing 8% during the year. The decrease in PIN's infomercial rates is primarily due to a lack of new infomercials, a decreasing number of infomercial suppliers, an increase in the number of other cable networks airing infomercials that compete with PIN's programming, and a weakened economy resulting in decreased response rates. Combined, these factors have had a significant adverse impact on the infomercial marketplace, and are anticipated to continue.

  •
  Partially offsetting the decrease in PIN's revenues, GAC's revenues increased $0.7 million, or 8%, as a result of a $0.1 million, or 2%, increase in advertising revenues and a $0.6 million, or 28%, increase in license fees charged to cable system operators who distribute GAC's programming. Advertising revenues increased due to greater national advertising revenues earned during 2001 as compared to 2000, as well as due to an increase in GAC subscribers (as reported by cable system and DBS operators) of 27% at the end of 2001 as compared to 2000.

        Expenses.    Cable television programming expenses rose $3.6 million, or 10%, from $34.6 million for the year ended December 31, 2000 to $38.2 million for the year ended December 31, 2001. This was primarily due to:

  •
  an increase of $3.8 million, or 16%, in rebates paid to cable systems receiving PIN;

  •
  an increase of $0.4 million in programming expenses incurred to enhance GAC's programming and to secure an additional satellite feed needed temporarily in order to provide PIN programming to a DBS provider;

  •
  an increase of $0.3 million as a result of new associates hired late in 2000 to sell GAC traditional spot advertising; and

  •
  an increase of $0.2 million in depreciation and amortization expenses primarily related to an increase in amortization of cable programming distribution agreements payment caused by an increase in the number of GAC's subscribers in 2001; as partially offset by:

  •
  a decrease of $0.8 million in Internet programming and content expenses for the GAC companion website;

  •
  a decrease of $0.2 million in PIN's selling and marketing expenses; and

  •
  a decrease of $0.1 million in GAC's personnel related expenses.

        As a percentage of cable television programming revenues, cable television programming expenses increased from 101% for the year ended December 31, 2000 to 114% for the year ended December 31, 2001. The increase in cable television programming expenses as a percentage of cable television programming revenues is due primarily to higher PIN rebate costs and the weak advertising market experienced in 2001, which has resulted in a decrease in rates charged for advertising inventory, particularly in infomercial and national advertising inventory.

        For the year ended December 31, 2000 and 2001, PIN paid rebates equivalent to approximately 76% and 97%, respectively, of its revenues to cable system and DBS operators receiving its programming. This increase in rebates relative to revenues was due to a significant decrease in PIN revenues driven by poor infomercial advertising market conditions during 2001. In addition, rebates increased due to a 8% increase in total PIN FTREs in 2001 as compared to 2000, and due to the higher rebates paid during part of the year to a DBS operator. In an effort to restore PIN to profitability during this difficult advertising market, PIN actively worked to reduce rebate costs through negotiating lower rebate rates with PIN's cable television system affiliates. In 2001, PIN had re-negotiated lower rebate rates with affiliates representing approximately 81% of its FTRE distribution at an annualized cost savings of approximately $1.6 million. While we are continuing to take certain measures to decrease PIN rebate costs, including negotiating lower rebates with cable system operators as their carriage agreements come up for renewal, there can be no assurance that we will be able to reduce these costs to the mid 70% range we have achieved in the past unless and until the long-form advertising marketing improves significantly.

        PIN entered into a short-term agreement to distribute PIN's programming with a DBS provider beginning in March 2001. This DBS operator began distributing PIN's programming in March 2001 on a secondary satellite feed established to isolate and test the economic potential to PIN of distribution through a DBS provider. Due to the launch of an additional PIN satellite feed, cable television programming expenses (including rebates paid to this DBS provider) increased approximately $1.6 million for the year ended December 31, 2001. PIN incurred losses under this agreement, as revenues generated were inadequate to cover PIN's rebate and satellite delivery costs. As a result, PIN elected to terminate this agreement in August 2001.

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

        As of December 31, 2001, GAC's subscribers (as reported by cable and DBS operators) increased 27% to 16.2 million subscribers at the end of 2001 as compared to 12.8 million in 2000, an increase of 3.4 million subscribers. Our ability to continue to increase GAC distribution is largely dependent on our ability to persuade cable operators to carry GAC on their digital programming tiers and our ability to secure carriage with another DBS provider at a cost that is acceptable to us as well as the cable and DBS providers. We anticipate GAC's subscriber distribution will increase by 15% to 20% in 2002, assuming no material system deletions.

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

        Operating Loss.    Operating loss increased $4.5 million, from an operating loss of $(0.3) million for the year ended December 31, 2000 to an operating loss of $(4.8) million for the year ended December 31, 2001 as a result of the factors stated above.

        Segment EBITDA.    Segment EBITDA before the exclusion of EBITDA attributable to the PIN Venture's minority interest, decreased $4.3 million, from $3.4 million for the year ended December 31, 2000, to $(0.9) million for the year ended December 31, 2001 as a result of the factors stated above.

Satellite Services

        Revenues.    Satellite services revenues decreased $4.6 million, or 57%, from $8.0 million for the year ended December 31, 2000 to $3.4 million for the year ended December 31, 2001. These decreases were primarily the result of an affiliated party ceasing network operations at the end of the first quarter of 2000 and terminating all of its remaining satellite services commitments in the fourth quarter of 2000, as well as the non-recurring satellite services revenue in 2000 from NBC for transmission of the 2000 Summer Olympic Games.

        Expenses.    Satellite services expenses decreased $0.5 million, or 10%, from $4.5 million for the year ended December 31, 2000 to $4.0 million for the year ended December 31, 2001. This decrease is primarily due to cost savings realized as a result of the affiliated party ceasing all programming operations in 2000. As a percentage of satellite services revenues, satellite services expenses increased from 56% for the year ended December 31, 2000 to 118% for the year ended December 31, 2001. Because a significant portion of the costs of our satellite services is fixed, when we decrease our utilization of the excess capacity on our Satcom C-3 transponder, the percentage of satellite services expenses in relation to the satellite services revenues increases. The leasing of capacity on our transponder is subject to a numbers of factors, including cable network demand and general availability of transponder space. There can be no assurance that we will be successful in leasing our excess satellite transponder capacity.

        Operating Income (Loss).    Operating income (loss) decreased $4.1 million from an operating income of $3.5 million for the year ended December 31, 2000 to an operating loss of $(0.6) million for the year ended December 31, 2001 as a result of the factors stated above.

        Segment EBITDA.    Segment EBITDA decreased $4.3 million, or 58%, from $7.4 million for the year ended December 31, 2000, to $3.1 million for the year ended December 31, 2001 as a result of the factors stated above.

        Our satellite transponders will be available to allow distribution of our television programming until early 2005, at which time we will be required to migrate our programming over to new satellite transponder space. During 2002, we will address our future replacement satellite capacity needs for our cable networks and begin the negotiation process to secure this replacement satellite capacity.

Discontinued Operations

        In 2000, we began offering Internet advertising sales services with initial focus on streaming media advertising. We developed a sales and technology infrastructure to seek to grow this business, as this new advertising medium appeared to gain momentum. The success of this business was highly dependent upon our ability to reach a sufficient audience and to aggregate, target and accurately measure such audience (through still-emerging technologies) in a way that would be attractive to national advertisers. Due to a number of developments which adversely affected streaming media advertising, management decided to close down this business entirely in the third quarter of 2001. On September 30, 2001, the Company ceased all operations of the Internet Advertising Sales Services business and wrapped up all aspects of this segment as of December 31, 2001.

Year Ended December 31, 1999 Compared to Year Ended December 31, 2000

        Total Revenues.    Total revenues increased $19.9 million, or 31%, from $64.4 million for the year ended December 31, 1999 to $84.3 million for the year ended December 31, 2000. This increase was due primarily to strong growth in our network radio and cable television programming operations, including an increase in network radio revenues resulting from the Broadcast Programming acquisition. The increase in revenues was also due to a one-time $1.9 million payment we received in connection with the termination of the remaining satellite service commitments of an affiliate in the fourth quarter of 2000 and a one-time Internet advertising sales services termination payment of $1.5 million received in the third quarter of 2000.

        Total Operating Expenses.    Total operating expenses increased $9.8 million, or 23%, from $43.2 million for the year ended December 31, 1999 to $53.0 million for the year ended December 31, 2000. The increase is due primarily to an increase in operating expenses resulting from the Broadcast Programming acquisition, increased expenditures related to network radio and cable television programming. As a percentage of total revenues, total operating expenses decreased from 67% for the year ended December 31, 1999 to 63% for the year ended December 31, 2000.

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

        Depreciation and Amortization.    Depreciation and amortization expenses increased $3.5 million, or 33%, from $10.8 million for the year ended December 31, 1999 to $14.3 million for the year ended December 31, 2000. This increase is due primarily to an increase in amortization expenses related to the Broadcast Programming acquisition and the amortization of payments made under certain cable programming distribution agreements.

        Total Operating Income.    Operating income increased $2.2 million from $2.0 million for the year ended December 31, 1999 to $4.2 million for the year ended December 31, 2000, as a result of the factors stated above.

        Total EBITDA From Continuing Operations.    EBITDA increased $5.5 million, or 46%, from $12.0 million for the year ended December 31, 1999, to $17.5 million for the year ended December 31, 2000.

        Total Other Expense.    Total other expense increased $0.4 million, or 3%, from $11.7 million for the year ended December 31, 1999 to $12.1 million for the year ended December 31, 2000. The increase is due primarily to:

  •
  a $0.7 million increase in expenses related to the write off of deferred equity offering costs. As a result of the withdrawal of our proposed equity offering in October 2000, we have expensed all deferred equity offering costs in 2000;

  •
  a $0.2 million increase in other income;

  •
  a $0.1 million decrease in equity income of subsidiaries; and

  •
  a $0.2 million decrease in interest expense.

        Total Net Loss From Continuing Operations.    Net loss from continuing operations decreased $1.1 million, or 10%, from $(10.1) million for the year ended December 31, 1999 to $(9.0) million for the year ended December 31, 2000.

        Net Income (Loss) From Discontinued Operations.    We generated net income from Discontinued Operations of $0.1 million for the year ended December 31, 2000.

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

  •
  $6.5 million increase in operating expenses as a result of the Broadcast Programming acquisition, including depreciation and amortization expenses of $2.3 million;

  •
  $1.9 million increase in operating expenses due to the increase in the number of syndicated radio programs we offered including increased license fees for certain programming, as well as an increase in the number of radio station affiliates;

  •
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

  •
  $0.5 million increase in management and support costs;

  •
  $0.3 million increase in Internet programming content expenses related to the development of companion websites for our radio programming; and

  •
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

  •
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

  •
  PIN's revenues increased $3.6 million, or 16%, primarily as a result of an 11% increase in FTREs receiving PIN.

        Expenses.    Cable television programming expenses rose $7.5 million, or 28%, from $27.1 million for the year ended December 31, 1999 to $34.6 million for the year ended December 31, 2000. This was primarily due to:

  •
  an increase of $2.9 million in rebates to cable systems receiving PIN, which was driven by an 11% increase in FTREs receiving PIN from December 31, 1999 to December 31, 2000;

  •
  an increase of $1.6 million in depreciation and amortization expenses primarily related to the amortization of additional GAC cable programming distribution agreement payments;

  •
  an increase of $1.6 million as a result of new associates hired to sell GAC traditional spot advertising and a national audience ratings services subscribed to by GAC beginning in January 2000;

  •
  an increase of $1.4 million as a result of the development and enhancement of GAC's companion websites;

  •
  an increase of $0.6 million in cable television programming expenses to expand the number of hours of original programming and other promotional expenses; and

  •
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

        Segment EBITDA.    Segment EBITDA before the exclusion of EBITDA attributable to the PIN Venture's minority interest, increased $1.1 million from $2.3 million for the year ended December 31, 1999, to $3.4 million for the year ended December 31, 2000 as a result of the factors stated above.

Satellite Services

        Revenues.    Satellite services revenues decreased $0.5 million, or 6%, from $8.5 million for the year ended December 31, 1999 to $8.0 million for the year ended December 31, 2000. This decrease was primarily due to:

  •
  the expiration in August 1999 of a third party satellite services agreement and the termination in January 2000 of another third party satellite services agreement, which combined generated $1.0 million in satellite services revenues in the year ended December 31, 1999; and

  •
  $1.9 million decrease in satellite services fees charged to an affiliated party because of reduced service levels required by the affiliate when it ceased network operations at the end of the first quarter of 2000.

        These decreases in revenues were partially offset by:

  •
  $1.9 million increase in satellite services revenues due to a one-time payment we received in connection with the termination of the remaining satellite service commitments of an affiliate; and

  •
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

Discontinued Operations

        In 2000, we began offering Internet advertising sales services with initial focus on streaming media advertising. We developed a sales and technology infrastructure to seek to grow this business, as this new advertising medium appeared to gain momentum. The success of this business was highly dependent upon our ability to reach a sufficient audience and to aggregate, target and accurately measure such audience (through still-emerging technologies) in a way that is attractive to national advertisers. Due to a number of developments which adversely affected streaming media advertising, management decided to close down this business entirely in the third quarter of 2001. On September 30, 2001, the Company ceased all operations of the Internet Advertising Sales Services business and wrapped up all aspects of this segment as of December 31, 2001.

Seasonality and Quarterly Fluctuations

        Our advertising revenues in the radio and cable television industries fluctuate due to seasonality in these industries. In a stable advertising market-place, we believe that our network radio revenues are typically lowest in the first quarter and cable television network revenues are typically lowest in the third quarter. Other than fees paid to third parties for certain of our network radio, fees paid in connection with the distribution of PIN and the sales commissions paid to account executives for radio and advertising sales services, our expenses have not historically varied significantly relative to the seasonal fluctuation of revenues. Our quarterly and annual results of operations are affected by a wide variety of factors, many of which are outside of our control and could materially and adversely affect our profitability. These factors include the timing and volume of advertising on our radio and cable television networks, the number and size of the radio stations that carry our radio programming, the number and size of cable systems and video distributors that carry PIN and GAC and overall economic conditions.

        The following table reflects the unaudited percentage of total revenues for each business segment received in each quarter of each of 2000 and 2001.

	Quarter Ended
	Mar 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
Network Radio	48%	53%	53%	46%	53%	56%	47%	52%
Cable television programming	43%	41%	39%	40%	43%	40%	48%	43%

Liquidity and Capital Resources

        Since our inception, we have incurred net losses, primarily as a result of expenses associated with developing and launching our programming networks as well as financing costs. For the years ended December 31, 1999, 2000 and 2001, we incurred net losses of $(10.1) million, $(8.9) million and $(20.5) million, respectively. Net cash provided by (used in) operating activities for the years ended December 31, 1999, 2000 and 2001 was $2.4 million, $7.8 million and $(4.2) million, respectively.

        The implementation of our growth strategies depends on a number of factors, including the availability of cash generated from operations and available cash balances, and may require additional equity and/or debt financings. Our indenture currently permits secured borrowings of up to $20.0 million. Currently, we do not have a credit facility in place which would make available such borrowings, nor do we believe such a facility is currently available to us on acceptable terms. We had cash and cash equivalents of $7.6 million as of December 31, 2001, prior to the interest payment of $5.9 million made on January 1, 2002.

        Our operating results and liquidity position were significantly adversely affected by the unfavorable advertising market conditions existing during 2001 including the adverse impact of the events of September 11 and the weakened domestic economy, as well as by the substantial cable distribution payments made by GAC to drive its significant subscriber growth in 2001. Looking ahead to 2002, we expect to generate sufficient cash flow to fund our debt service and capital expenditures. However, we do not anticipate generating sufficient cash flow to fund our projected GAC cable programming distribution payments, which include amounts that we are contractually obligated to pay for new incremental subscriber growth relating to certain cable and DBS operators, and which are critical to future growth in our cable television programming business, unless additional steps are taken to improve our liquidity.

        In an effort to meet these liquidity requirements, we are moving to implement a number of steps to improve our liquidity position going forward into 2002. These steps include:

  •
  First, identifying and exploiting new sources of revenue. We have identified new advertising revenue streams in our network radio business which we believe have significant potential. We should begin deriving revenues from these new sources late in the first quarter. To develop these revenue streams, we will be hiring some additional sales staff within our network radio advertising sales group.

  •
  Second, continuing to identify opportunities to further stream-line certain functions of our operations, resulting in increased efficiencies and further cost-savings.

  •
  Third, seeking to sell one or more assets, which in the aggregate would not constitute a major portion of the Company's total assets,

  •
  Fourth, we will also continue to seek additional financing from third parties.

        In the event that the Company's liquidity needs are not sufficiently met by these aforementioned courses of action, our parent company has made a limited commitment to provide us with cash or cash liquidity through March 31, 2003, which may come in the form of equity and/or debt financing, the purchase of assets, the acceleration of all or a portion of the payment to the Company of certain satellite and uplink service commitments, or other transactions. It should be noted that while our parent company has significant resources, there is no obligation for our parent to provide similar assistance to the Company in the future.

        We believe that our existing cash balances and cash flow forecasted to be generated by our operations and the cash or cash liquidity available under the limited commitment from our parent company will be sufficient to fund our operational needs, including debt service costs, capital expenditures, and cable programming distribution payments, through the end of 2002, including our January 1, 2003 interest payment. However, in the event economic and advertising conditions during 2002 materially fall short of management's current expectations, there can be no guarantee that these aforementioned courses of action and the cash or cash liquidity available under our parent company's limited commitment would provide us with sufficient liquidity to meet the funding needs of our operations in 2002.

Investing Activities

        For the years ended December 31, 2000 and 2001, net cash used in investing activities was $(4.3) million and $(6.0) million, respectively.

        Our investing activities for the year ended December 31, 2000 consisted primarily of the following:

  •
  $(3.5) million for the purchase of property and equipment.

  •
  $3.2 million proceeds from the sale of available for sale securities;

  •
  $(3.3) million in cable programming distribution agreement payments for GAC; and

  •
  $(0.8) million to purchase certain radio programs and other intangible assets related to our network radio business.

        Our investing activities for the year ended December 31, 2001 consisted primarily of the following:

  •
  $(6.8) million in cable programming distribution agreement payments for GAC;

  •
  $3.7 million proceeds from the sale of available for sale securities;

  •
  $(2.7) million for the purchase of property and equipment.

  •
  $(0.3) million to purchase certain radio programs and other intangible assets; and

  •
  $0.1 million proceeds from the sale of property and equipment.

        Total capital expenditures for 2002 are estimated to be approximately $1.2 million, which will be used primarily to upgrade certain radio related earth station and studio equipment. Total cable programming distribution agreement payments for GAC for 2002 are estimated to be approximately $8.0 million.

Financing Activities

        Net cash provided by (used in) financing activities for the years ended December 31, 2000 and 2001 was $(1.8) million and $2.9 million, respectively.

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

        On December 21, 2001, we issued an unsecured note to Jones International for a cash loan in the amount of $2,500,000 maturing on December 21, 2004. The unsecured note bears interest at a fixed annual rate of 11 3/4 percent. Interest on the unsecured note is compounded quarterly and is payable in arrears at the end of each calendar quarter. We may prepay all or a portion of the unsecured note at anytime without penalty. The interest and principal outstanding on this unsecured note as of December 31, 2001 were approximately $8,000 and $2,500,000, respectively.

        In connection with the issuance of the unsecured note, we also issued a warrant to purchase 350,000 shares of our Class A Common stock at an exercise price of $6.50 per share. The warrant will expire in December 2006. The estimated fair value of approximately $1,335,000 for the warrant issued in December was accounted for as a debt discount which reduced the carrying value of the related $2,500,000 debt. The carrying value of the debt will accrete to its face value over the life of the note using the effective interest method. For the period ended December 31, 2001, we recorded $8,000 interest expense in relation to the accretion of this debt discount.

        In the 1st quarter of 2002, we received notification from an MSO affiliate of GAC of its election to exercise its put option under an equity affiliate agreement whereby we will be required to purchase back the shares of Class A Common Stock that were issued to the MSO. The purchase price of these shares, which is equivalent to the license fees that otherwise would have been waived under a standard GAC distribution agreement, is approximately $951,000. We expect to pay this amount early in the 2nd quarter of 2002.

2002 Guidance for 1st Quarter and the Year

        The following information provided below represents guidance on anticipated operating results of the Company and its businesses for the first quarter of 2002 as well as the entire year. The following guidance represents "forward-looking statements" as described below, and is based on management's assumption that the current network radio and cable television advertising environments will begin to recover in the second half of 2002 and not worsen from current levels. The guidance below is also dependent upon the Company's ability to fund its operations and financial commitments in 2002, including the payment of interest on its Senior Secured Notes, by taking one or more actions as discussed under "Liquidity and Capital Resources" earlier within this document.

        The following guidance represents "forward-looking statements" within the meaning of the federal securities laws and is subject to the safe harbor under those laws. Forward-looking statements are not statements of historical facts, but rather reflect management's current expectations as to our future business plans, results of operations and/or financial condition. Management's expectations for our future necessarily involve a number of assumptions and estimates, and various risk factors, many of which are beyond our ability to control or predict and that could cause actual results to differ materially from these expectations. These risk factors include distribution of our radio and television programming, intense competition in all of our businesses, our dependence upon earnings and cash flow of our subsidiaries, dependence on advertising relationships and revenues, our existing debt and the restrictions imposed by an indenture governing our existing debt, our ability to fund future payments to cable operators in order to grow our cable television programming businesses, the need for possible asset sales, overall economic and advertising market conditions in our network radio and cable television businesses, our reliance on advances and loans from our parent company to fund a portion of our cash needs, our growing historical losses and recent EBITDA declines, continued difficulty in servicing our debt, and the other risks described in this report. Accordingly, forward-looking statements are not guarantees of future performance, and should not be unduly relied upon. The forward-looking statements made in this report are based on expectations existing on the date of filing this report with the SEC, and we assume no obligation to update these forward-looking statements following the date of such report.

($ in 000s)	1st Quarter	Year 2002
Revenues:
Network Radio	$9,300	$44,000
Cable Television Programming	8,300	34,000
Satellite Services	900	3,600
Total Revenues	$18,500	$81,600
EBITDA:
Network Radio	$1,100	$9,300
Cable Television Programming*	700	3,000
Satellite Services	700	2,900
Corporate G&A	(700)	(2,200)
Total EBITDA	$1,800	$13,000
*Reflects EBITDA effect net of PIN minority interest
Other 2002 Guidance Disclosures:
Capital expenditures	$300	$1,200
Cable programming distribution payments	$1,700	$8,000

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial market prices. We are exposed to market risk through interest rates. This exposure is directly related to our funding and investing activities.

        As of December 31, 2001, none of our assets or liabilities were subject to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Jones Media Networks, Ltd.:

        We have audited the accompanying consolidated statements of financial position of Jones Media Networks, Ltd. (a Colorado corporation) and subsidiaries (collectively, the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Media Networks, Ltd. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Denver, Colorado
March 14, 2002

JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
	2000	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,900,333	$7,641,473
Available for sale securities	3,711,739	—
Accounts receivable, net of allowance for doubtful accounts of $2,017,478 and $2,040,884, respectively	15,908,849	14,071,525
Prepaid expenses	415,769	537,690
Other current assets	915,157	1,151,923

Total current assets	35,851,847	23,402,611

Property and equipment, net (Notes 2 and 3)	20,717,698	17,558,521
Intangible assets, net (Notes 2 and 4)	59,822,488	58,867,157
Deferred financing costs, net of accumulated amortization of $1,735,429 and $2,482,950, respectively (Note 2)	3,363,347	2,615,826
Net long-term assets of discontinued operations (Note 7)	115,295	—
Other long-term assets	1,587,156	1,870,736

Total assets	$121,457,831	$104,314,851

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable—trade	$6,077,876	$5,889,768
Producers' fees payable	5,351,664	5,964,409
Cable programming distribution payments payable	2,238,934	3,681,921
Accounts payable—Jones International, Ltd. (Notes 2 and 8)	232,260	744,720
Accrued liabilities and other current liabilities	3,042,914	1,957,616
Interest payable	5,875,000	5,882,587
Capital lease obligations (Note 11)	—	29,106
Net current liabilities of discontinued operations (Note 7)	70,271	—
Customer deposits and deferred revenues (Note 2)	657,536	962,433

Total current liabilities	23,546,455	25,112,560

LONG-TERM LIABILITIES:
Customer deposits and deferred revenues (Note 2)	601,026	626,314
Capital lease obligations (Note 11)	—	112,170
Note payable to related party (Note 10)	—	1,173,642
Other long-term liabilities	1,026,131	1,317,301
Senior secured notes (Note 9)	100,000,000	100,000,000

Total long-term liabilities	101,627,157	103,229,427

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY (Note 2)	297,874	(836,615)

COMMITMENTS AND CONTINGENCIES (NOTE 18):
Class A Common Stock subject to put, $0.01 par value: 136,540 shares authorized and outstanding	1,310,784	951,220

SHAREHOLDERS' DEFICIT:
Series A Preferred Stock, $.01 par value: 1,918,000 shares authorized, issued and outstanding (Note 6)	23,975,000	23,975,000
Class A Common Stock, $.01 par value: 100,000,000 shares authorized; 5,329,463 shares issued and outstanding	53,295	53,295
Class B Common Stock, $.01 par value: 2,231,400 shares authorized, issued and outstanding	22,314	22,314
Additional paid-in capital	28,453,436	30,147,564
Accumulated other comprehensive loss	(2,299)	—
Accumulated deficit	(57,826,185)	(78,339,914)

Total shareholders' deficit	(5,324,439)	(24,141,741)

Total liabilities and shareholders' deficit	$121,457,831	$104,314,851

The accompanying notes are an integral part of these consolidated financial statements.

JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31,
	1999	2000	2001
Revenues, including revenues from affiliated entities of $4,698,311, $5,510,772, and $1,530,054, respectively (Notes 2 and 8)	$64,366,037	$84,309,100	$76,725,470
Operating expenses:
Operating, including expenses from affiliated entities of $7,660,514, $6,389,115 and $5,792,884, respectively (Note 8)	43,165,239	53,016,808	59,335,002
Selling and marketing	6,438,099	10,231,254	8,973,437
General and administrative	1,942,309	2,502,796	2,005,899
Depreciation and amortization	10,775,858	14,322,077	15,159,568

Total operating expenses	62,321,505	80,072,935	85,473,906

Operating income (loss)	2,044,532	4,236,165	(8,748,436)
Other expense (income):
Interest expense (Notes 9 and 10)	12,750,540	12,535,938	12,515,280
Interest income	(1,021,214)	(1,044,735)	(497,050)
Write-off of deferred offering costs (Note 2)	—	725,128	—
Equity in income (loss) of subsidiaries	(106,175)	(2,225)	—
Other expense (income)	73,821	(140,073)	15,723

Total other expense, net	11,696,972	12,074,033	12,033,953

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(9,652,440)	(7,837,868)	(20,782,389)
Income tax provision (benefit) (Notes 2 and 16)	(470,257)	124,757	35,308

LOSS BEFORE MINORITY INTEREST	(9,182,183)	(7,962,625)	(20,817,697)
Minority interest in net income (loss) of consolidated subsidiary	880,648	1,074,718	(1,581,820)

NET LOSS FROM CONTINUING OPERATIONS	(10,062,831)	(9,037,343)	(19,235,877)

Discontinued operations (Note 7):
Income (loss) from operations of discontinued Internet advertising sales services segment	—	121,940	(1,212,665)
Loss on disposal of discontinued operations	—	—	(65,187)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	121,940	(1,277,852)

NET LOSS	$(10,062,831)	$(8,915,403)	$(20,513,729)

OTHER COMPREHENSIVE INCOME (LOSS)	(34,108)	23,353	2,299

COMPREHENSIVE INCOME (LOSS)	$(10,096,939)	$(8,892,050)	$(20,511,430)

BASIC INCOME (LOSS) PER COMMON SHARE:
Loss from continuing operations	$(1.32)	$(1.18)	$(2.50)
Income (loss) from discontinued operations	—	0.02	(0.17)

Net loss	$(1.32)	$(1.16)	$(2.67)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Loss before continuing operations	$(1.32)	$(1.19)	$(2.50)
Income (loss) from discontinued operations	—	0.02	(0.17)

Net loss	$(1.32)	$(1.17)	$(2.67)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,617,926	7,665,843	7,697,403

Diluted	7,601,868	7,613,955	7,679,766

The accompanying notes are an integral part of these consolidated financial statements.

JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock
									Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)
							Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 1998	—	$—	5,252,509	$52,525	2,231,400	$22,314	$27,431,987	$(38,847,951)	$8,456	$(11,332,669)
Issuance of Series A Preferred Stock	1,918,000	23,975,000	—	—	—	—	—	—	—	23,975,000
Issuance of Class A Common Stock	—	—	16,012	160	—	—	156,383	—	—	156,543
Other comprehensive loss, net of tax:
Changes in unrealized gains (losses) in securities	—	—	—	—	—	—	—	—	(34,108)	(34,108)
Net loss	—	—	—	—	—	—	—	(10,062,831)	—	(10,062,831)

Balances, December 31, 1999	1,918,000	23,975,000	5,268,521	52,685	2,231,400	22,314	27,588,370	(48,910,782)	(25,652)	2,701,935
Issuance of Class A Common Stock	—	—	60,942	610	—	—	865,066	—	—	865,676
Other comprehensive income, net of tax:
Changes in unrealized gains (losses) in securities	—	—	—	—	—	—	—	—	23,353	23,353
Net loss	—	—	—	—	—	—	—	(8,915,403)	—	(8,915,403)

Balances, December 31, 2000	1,918,000	23,975,000	5,329,463	53,295	2,231,400	22,314	28,453,436	(57,826,185)	(2,299)	(5,324,439)
Issuance of Class A Common Stock warrants in connection with the unsecured note (Note 10)	—	—	—	—	—	—	1,334,564	—	—	1,334,564
Adjustment of Class A Common Stock subject to put to fair value (Note 18)	—	—	—	—	—	—	359,564	—	—	359,564
Other comprehensive income, net of tax:
Changes in unrealized gains (losses) in securities	—	—	—	—	—	—	—	—	2,299	2,299
Net loss	—	—	—	—	—	—	—	(20,513,729)	—	(20,513,729)

Balances, December 31, 2001	1,918,000	$23,975,000	5,329,463	$53,295	2,231,400	$22,314	$30,147,564	$(78,339,914)	$—	$(24,141,741)

The accompaning notes are an integral part of these consolidated financial statements.

JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	1999	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,062,831)	$(8,915,403)	$(20,513,729)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,775,858	14,346,080	15,209,682
Amortization of deferred financing costs	714,377	775,352	747,521
Equity in income of subsidiaries	(106,175)	(2,225)	—
Distributions received	—	405,992	—
Gain on distributions from affiliates	—	(142,650)	—
Write-off of deferred offering costs	—	725,128	—
Loss on sale of equipment and intangibles	—	—	106,953
Minority interest in net loss (income) of consolidated subsidiaries	880,648	1,074,718	(1,581,820)
Write-off of property and equipment	246	65,380	—
Net change in assets and liabilities:
Decrease (increase) in net receivables	(461,488)	(1,942,140)	2,238,548
Decrease (increase) in receivables from affiliates	(234,982)	473,759	—
Increase in prepaid expenses and other current assets	(164,443)	(497,472)	(451,833)
Decrease (increase) in other assets	(140,984)	19,460	7,590
Increase (decrease) in accounts payable	1,757,390	514,166	(192,886)
Increase (decrease) in producers' fees payable	(614,524)	43,717	612,745
Increase (decrease) in accounts receivable/payable from/to Jones International, Ltd.	(421,550)	614,481	512,460
Increase in interest payable	293,750	—	7,587
Increase (decrease) in deferred revenues	556,892	(651,619)	304,897
Increase (decrease) in accrued liabilities and other liabilities	(483,832)	866,626	(1,229,662)
Increase in customer deposits	109,425	19,326	25,288

Net cash provided by (used in) operating activities	2,397,777	7,792,676	(4,196,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(849,703)	(3,455,489)	(2,729,996)
Sale of equipment and programming	385	—	90,853
Cable programming distribution agreement payments	(6,353,526)	(3,281,877)	(6,795,317)
Purchases of intangible assets and programming	(398,392)	(814,854)	(284,854)
Purchase of Broadcast Programming.	(20,876,926)	—	—
Purchase of available for sale securities	(4,154,203)	—	—
Proceeds from the sale of available for sale securities	—	3,200,355	3,714,038
Proceeds from liquidation of partnerships	—	15,000	—

Net cash used in investing activities	(32,632,365)	(4,336,865)	(6,005,276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for financing and offering costs	(240,859)	(484,269)	—
Repayment of capital lease obligations	—	—	(4,256)
Proceeds from issuance of note payable to related party	—	—	2,500,000
Proceeds from Series A Preferred Stock	23,975,000	—	—
Contributions from minority interest	—	—	447,331
Distributions paid to minority interest	(882,782)	(1,341,993)	—

Net cash provided by (used in) financing activities	22,851,359	(1,826,262)	2,943,075

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,383,229)	1,629,549	(7,258,860)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,654,013	13,270,784	14,900,333

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,270,784	$14,900,333	$7,641,473

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$11,676,781	$11,750,000	$11,750,000

Non-cash consideration paid for acquisitions	$—	$671,865	$—

Income taxes paid	$411,541	$124,757	$35,308

Issuance of capital lease obligations to purchase equipment	$—	$—	$145,532

Issuance of Class A Common Stock for GAC equity agreement	$142,428	$97,296	$—

Issuance of Class A Common Stock for the acquisition of MediaAmerica, Inc.	$14,115	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 1999, 2000 and 2001

(1)  ORGANIZATION AND BUSINESS

        Jones Media Networks, Ltd. (the "Company"), a Colorado corporation, was incorporated in May 1998. The Company is the successor of several companies which have been conducting business for a number of years. The Company was formerly known as Jones International Networks, Ltd. In an effort to better reflect the Company's core business focus, in December 2000, the Company changed its name to Jones Media Networks, Ltd. The Company is a majority-owned subsidiary of Jones International, Ltd. ("Jones International"), a holding company with ownership in several companies involved in various industries. Jones International is wholly owned by Mr. Glenn R. Jones, who is Chairman and Chief Executive Officer of Jones International and various of its subsidiaries. As of December 31, 2001, Mr. Glenn R. Jones and Jones International and its affiliates collectively owned approximately 76% of the Company's outstanding Class A Common Stock, approximately 96% of the Company's outstanding Class B Common Stock and approximately 83% of the Company's outstanding Series A Convertible Preferred Stock.

        The Company owns and operates a network radio business and two cable television networks. The Company creates, develops, acquires, produces and syndicates programming that the Company distributes to radio stations, cable television system operators, direct broadcast satellite ("DBS") operators, and other video distributors. Through its radio, cable and DBS television media, the Company aggregates and targets a nationwide audience, thereby providing national advertisers with an efficient means to reach their desired demographic groups. The Company also provides satellite delivery and production support services to customers through its satellite and uplinking facility.

        The Company is a partner in the Product Information Network Venture ("PIN Venture"). The PIN Venture commenced operations on February 1, 1995 and is a joint venture which is owned approximately 55 percent by the Company and 45 percent by Cox Consumer Information Networks, Inc., subsidiary of Cox Communications, Inc. The PIN Venture owns and operates a 24-hour-a-day cable television network for the airing of long-form advertising ("infomercials"). Galactic/Tempo ("Superaudio") and Jones/Capstar LLC were also joint ventures of the Company. Superaudio ceased distributing its programming and all other operating activities on January 31, 2000. Jones Radio Networks, Inc., a wholly owned subsidiary of the Company, purchased all Jones/Capstar assets on April 1, 2000.

        The Company's operating results and liquidity position were significantly adversely affected by the unfavorable advertising market conditions existing during 2001, including the adverse impact of the events of September 11 and the weakened domestic economy, as well as by the substantial cable distribution payments the Company made to drive the significant subscriber growth in Great American Country ("GAC") in 2001. Looking ahead to 2002, the Company expects to generate sufficient cash flow to fund its debt service and capital expenditures. However, the Company does not anticipate generating sufficient cash flow to fund its projected GAC cable programming distribution payments, unless additional steps are taken to improve its liquidity.

        In an effort to meet these liquidity requirements, the Company is moving to implement a number of steps to improve its liquidity position going forward into 2002. Those steps include (1) identifying and exploiting new sources of revenue primarily related to its network radio business, (2) continuing to identify opportunities to further streamline operations resulting in cost savings, (3) the sale of assets, and (4) seeking additional financing from third parties. In addition, Jones International has made a limited commitment to provide the Company cash or cash liquidity through March 31, 2003, which may include equity and/or debt financing, the purchase of certain assets, acceleration of the payment to the Company of satellite and uplink service commitments, or other transactions. While Jones International has significant resources, there is no obligation for Jones International to provide similar assistance in the future. Mr. Glenn R. Jones and Jones International and its affiliates collectively owned approximately $25.9 million of the Company's Senior secured Notes (Note 9) and a $2.5 million unsecured note payable to the Company as of December 31, 2001 (Note 10).

        Management believes that existing cash, cash forecasted to be generated by its operations and cash or cash liquidity available through the limited commitment from Jones International will be sufficient to fund the Company's operations, including debt service costs, capital expenditures and cable programming distribution payments through the end of 2002, including the January 2003 interest payment on its senior secured notes. However, in the event economic and advertising conditions during 2002 materially fall short of management's current expectations, there can be no guarantee that these aforementioned courses of action and the cash or cash liquidity available under our parent company's limited commitment would provide the Company with sufficient liquidity to meet the funding needs of its operations in 2002.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents.

        Available for Sale Securities—Available for sale marketable securities are carried at fair value, with unrealized holding gains and losses reported as a separate component of shareholders' deficit. The cost of securities sold is determined using the first-in, first-out method. At December 31, 2001, the Company did not hold any marketable securities available for sale.

        Fair Value of Financial Instruments—The fair value of the Company's financial instruments is estimated based on the quoted market prices for similar instruments. The carrying value of the Company's accounts receivable and cash equivalents are assumed to approximate fair value due to the short-term nature of these accounts (see Note 12).

        Principles of Consolidation—The consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries. Investments in entities which are not majority-owned and controlled by the Company are accounted for under the equity method. All significant intercompany balances and profits have been eliminated in consolidation.

        Minority Interest—The minority interest in the net income or loss of the Company's consolidated subsidiaries is reflected in the consolidated statements of operations. As of December 31, 2001, the Company is reflecting negative minority interest in consolidated subsidiaries on the accompanying statement of position due to the accumulated net losses generated by the PIN Venture in excess of Cox Consumer Information Networks Inc.'s net investment in PIN Venture. To the extent the PIN Venture requires additional capital and such capital contributions are approved by the partners of the PIN Venture, Cox Consumer Information Networks Inc. is required to contribute its pro rata share of such capital contributions.

        Property and Equipment—Property and equipment are depreciated using the straight-line method over the estimated useful lives of 3 to 15 years. The building is depreciated using the straight-line method over an estimated useful life of 40 years. Leasehold improvements are amortized using the straight-line method over the lesser of five years or the term of the lease. Satellite transponders are depreciated using the straight-line method over the estimated useful life of 12 years. The estimated useful life of the Satellite transponders is forecasted to end in early 2005.

        Goodwill—Goodwill consists primarily of the excess purchase price paid by the Company to acquire the remaining Adelphia Communications equity interest in the PIN Venture in exchange for 15,520 shares of the Company's Class A Common Stock in 1998 and 1999, the excess purchase price paid in the MediaAmerica acquisition in 1998 and the excess purchase price paid in the Broadcast Programming acquisition in 1999 (see Note 5). Goodwill related to the PIN Venture, MediaAmerica, and Broadcast Programming acquisitions was amortized using the straight-line method over their estimated economic lives, which are 18 years, 40 years and 20 years, respectively. Effective January 1, 2002, goodwill will no longer be amortized. Rather, in accordance with SFAS No. 142 "Goodwill and Other Intangibles Assets," goodwill will be assessed for impairment on an annual basis using a fair value approach, and impairments measured as the excess of carrying value over estimated fair value, will be charged to expense.

        Other Intangible Assets—Intangible assets consist primarily of radio programming licensing agreements, cable programming distribution agreement payments, personal service and consulting agreements, and investment in programming. Radio programming licensing agreements and cable programming distribution agreement payments are amortized using the straight-line method over the lesser of 15 years or over the period during which a portion of such payments are refundable. Personal service and consulting agreements are amortized using the straight-line method over the terms of the agreements. Investments in programming are amortized using the straight-line method over the estimated useful life of each program.

        Long-Lived Assets—The Company reviews for the impairment of long-lived assets including certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company identified no such impairment indicators for the year ended December 31, 2000. In 2001, the Company wrote off approximately $256,000 of capitalized costs for programs that were no longer distributed. This impairment was recorded in depreciation and amortization expenses in the accompanying consolidated statements of operations.

        Deferred Commissions—Sales commissions are included in other assets in the accompanying consolidated statements of position and are amortized using the straight-line method over the life of the corresponding affiliate agreements from which the sales commission was paid. The current amount represents the portion to be amortized within the next 12 months.

        Deferred Equity Offering Costs—In late 1999 and early 2000, the Company incurred approximately $725,000 in equity offering costs related primarily to financial advisory, legal and accounting fees in connection with an attempted initial public offering of the Company's Class A Common Stock. As a result of the Company's withdrawal of this equity offering, the Company has expensed all deferred equity offering costs relating to this equity offering. All such costs were expensed in the third quarter of 2000.

        Deferred Financing Costs—In 1998, the Company incurred approximately $4,526,000 of debt offering costs related primarily to financial advisory services, legal, accounting, regulatory and stock exchange registration fees and other various costs associated with the Senior Secured Notes offering (Note 9). Deferred financing costs are amortized to interest expense over the term of the Senior Secured Notes.

        Customer Deposits and Deferred Revenues—Customer deposits consist of unearned revenues associated with affiliate fees and refundable advance payments that are recognized as income as the related advertising is aired. Deferred revenues consist of advance payments and a security deposit paid by a lessee of the Company's satellite transponder.

        Income Taxes—Prior to April 2, 1997, the Company joined with Jones International in filing a consolidated Federal tax return as provided for under the terms of a tax allocation agreement with Jones International. As a result of the issuance of additional shares of the Company's common stock, less than 80 percent of the Company's outstanding common stock was beneficially owned by Jones International as of April 2, 1997. Therefore, the Company was no longer joined with Jones International in filing a consolidated Federal tax return. However, the Company continues to file combined state tax returns with Jones International in certain states as provided for under the terms of the tax allocation agreement. As of December 31, 2001, the Company has rejoined the Jones International consolidated group for Federal income tax purposes. The Company is currently negotiating a new tax sharing agreement with Jones International (see Note 16).

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

        Revenue Recognition—The Company's revenues are primarily comprised of network radio revenues, cable television programming revenues and satellite services revenues.

        In accordance with industry practice, network radio and cable television programming revenues are recognized based on the standard broadcast calendar that ends on the last Sunday of each reporting period. The broadcast calendar for the calendar years ended December 31, 1999 and 2001 each had 52 weeks. The broadcast calendar for the year ended December 31, 2000 had 53 weeks.

        Network radio revenues consist primarily of advertising revenue, fees for programming and services the Company provides to radio stations and to third party producers, e-commerce revenues and other revenues generated by companion websites of certain radio programs. The Company provides radio programming and services to radio stations in exchange for commercial inventory that the Company resells to national advertisers who market their product or services on the radio network. The Company recognizes revenue upon airing the advertisements. In addition, the Company generates revenues by charging fees to third party producers for certain advertising sales and affiliates sales services, which are based on a percentage of related advertising revenue. Any amounts received from customers for radio advertisements that have not been aired during the period are recorded as deferred revenues until such time as the advertisement is aired. Radio station license fees are earned from certain stations monthly based on contractual agreements.

        Cable television programming revenues include advertising, license fees and e-commerce revenues. The Company generates television advertising revenues by selling airtime to advertisers who advertise their products or services on the networks. The Company recognizes advertising revenues upon the airing of the advertisements. Any amounts received from customers for television advertisements that have not been aired during the period are recorded as deferred revenues until such time as the advertisements are aired. The Company delivers its programming to cable television systems for distribution to their viewers. Cable television system license fees are earned monthly based on a per subscriber fee set under the terms of the cable operator's contractual agreement and the number of subscribers that are receiving the Company's programming during the respective month.

        Satellite services revenues include revenues from satellite delivery, uplinking, trafficking, playback and other earth station services. The Company generates revenues by providing such services to affiliates and third parties. The Company recognizes satellite delivery and production support revenues upon completion of the services or upon contractual arrangements.

        In 2000, the Company began offering Internet advertising sales services with initial focus on streaming media advertising. The Company developed a sales and technology infrastructure to seek to grow this business, as this new advertising medium appeared to gain momentum. The success of this business was highly dependent upon the Company's ability to reach a sufficient audience and to aggregate, target and accurately measure such audience (through still-emerging technologies) in a way that is attractive to national advertisers. Due to a number of developments which adversely affected streaming media advertising, management decided to close down this business entirely in the third quarter of 2001. On September 30, 2001, the Company ceased all operations of the Internet advertising sales services business. By December 31, 2001, the Company had wrapped up all remaining aspects of this business (See Note 7).

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Reclassification—Certain prior period amounts have been reclassified to conform to the current year presentation.

        New Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish new standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill will continue to be recognized as an asset, but will not be amortized as previously required by APB Opinion No. 17, "Intangible Assets." Amortization expense of approximately $976,000, $823,000 and $993,000 was recognized relating to goodwill for the years ended December 31, 1999, 2000 and 2001, respectively. Certain other intangible assets with indefinite lives, if present, may also be exempt from future amortization. Under these pronouncements, goodwill will be assessed for impairment on an annual basis using a fair value approach, and impairments measured as the excess of carrying value over estimated fair value, will be expensed. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The Company's prospective financial statements will be significantly affected by the results of future periodic tests for impairment. The Company will adopt the new standards on January 1, 2002 by using the new methodology for measuring impairment prescribed by these pronouncements, and a non-cash charge of approximately $11.0 million is anticipated be recognized in the first quarter of 2002 relating to a partial write down of the goodwill recorded as part of the MediaAmerica acquisition in 1998.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS No. 143 will have a material impact on its financial position.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this Statement are generally to be applied prospectively. Management does not believe that the adoption of SFAS No. 144 will have a material impact on its financial position.

(3)  PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

	December 31,
	2000	2001
Land	$1,395,592	$1,395,592
Building	2,321,463	2,321,463
Satellite transponders	35,680,188	35,680,188
Furniture, fixtures and equipment	16,913,682	19,046,606
Leasehold improvements	666,691	983,152

Total property and equipment	56,977,616	59,427,001
Less accumulated depreciation and amortization.	(36,259,918)	(41,868,480)

Net property and equipment	$20,717,698	$17,558,521

(4)  INTANGIBLE ASSETS

        Intangible assets consist of the following:

	December 31,
	2000	2001
Goodwill	$35,252,078	$35,252,078
Cable programming distribution agreement payments	14,295,739	21,686,489
Personal service and consulting agreements	12,663,482	12,663,482
Investments in programming	2,195,244	2,369,163
Other	10,519,953	10,597,701

Total intangible assets	74,926,496	82,568,913
Less accumulated amortization	(15,104,008)	(23,701,756)

Net intangible assets	$59,822,488	$58,867,157

(5)  ACQUISITION OF BROADCAST PROGRAMMING

        On August 2, 1999, the Company acquired certain radio programming assets from Broadcast Electronics, Inc. ("BEI"), a Rhode Island corporation, for $20 million plus a closing adjustment of approximately $860,000, in cash (the "BP Acquisition"). BEI's radio programming business was conducted through its Broadcast Programming Division ("Broadcast Programming"), which included the following programs: Delilah, Lia, and TotalRadio music format services. The Company recorded approximately $1.0 million in goodwill and $18.6 million in affiliate and personal service agreements in connection with the BP Acquisition. The affiliate and personal service agreements are recorded as intangible assets.

(6)  SERIES A PREFERRED STOCK

        In 1999, the Company issued $24.0 million of Series A Preferred Stock. The Company used $20.0 million of the proceeds from the Series A Preferred Stock issuance to repay $20.0 million of indebtedness under a credit facility that is no longer in effect. The balance was used to develop and enhance the Company's radio and cable television websites.

        The holders of the Series A Preferred Stock are entitled to receive dividends if and when declared by the Board of Directors. No dividends will be paid on Class A or Class B Common Stock unless equal dividends have been declared and paid on the Series A Preferred Stock. Series A Preferred Shareholders will have the right to convert at any time the Series A Preferred Stock into shares of Class A Common Stock of the Company, on a one-for-one basis. The Series A Preferred Stock will be automatically converted into Class A Common Stock of the Company upon the completion by the Company of a public offering or a series of public offerings raising aggregate gross proceeds of at least $20 million. As of December 31, 2001, Mr. Glenn R. Jones and Jones International and its affiliates collectively owned approximately 83% of the Company's outstanding Series A Preferred Stock.

(7)  DISCONTINUED OPERATIONS

        In August 2001, management decided close down the Company's previously reported Internet advertising sales services segment. On September 30, 2001, the Company ceased all operations of the Internet advertising sales services business and wrapped up all aspects of the segment as of December 31, 2001. The historical operating results have been segregated as discontinued operations on the accompanying consolidated statements of operations for all periods presented. The related assets and liabilities have been separately identified on the consolidated statements of financial position as net long-term assets or net current liabilities of discontinued operations. Discontinued operations have not been segregated on the consolidated statements of cash flows. The Company has recorded impairment and exit costs of approximately $65,000 as a loss from discontinued operations in the accompanying consolidated financial statements.

        The Company's Internet advertising sales services segment, which is classified as discontinued operations, is summarized as follows:

	Years Ended December 31,
	1999	2000	2001
	(in thousands)
Net revenues	$—	$1,532	$110
Income (loss) before income taxes	$—	$122	$(1,278)
Net income (loss)	$—	$122	$(1,278)
Net income (loss) per share—basic	$—	$0.02	$(0.17)
Net income (loss) per share—diluted	$—	$0.02	$(0.17)

        Net assets held for discontinued operations are carried at cost, which do not exceed estimated net realizable value, as follows:

	December 31,
	2000	2001
	(in thousands)
Discontinued operations:
Current assets	$83	$—
Current liabilities	153	—

Net current liabilities of discontinued operations	$70	$—

Long-term assets	$115	$—
Long-term liabilities	—	—

Net long-term assets of discontinued operations	$115	$—

(8)  TRANSACTIONS WITH RELATED PARTIES

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

        Revenues—The Company earned up to a three percent commission on the sale of infomercial airtime for an affiliated network. As a result of this affiliated network ceasing its distribution efforts in the last quarter of 1999, this service was terminated in September 1999. For the year ended December 31, 1999, the Company received approximately $114,000 for this service.

        The Company distributes Great American Country to certain cable television systems owned or managed by Jones Intercable, Inc. ("Jones Intercable"). Effective April 7, 1999, Jones Intercable was no longer an affiliate of the Company due to the sale of Mr. Jones' interest in Intercable. Jones Intercable, through its new unaffiliated parent, has continued to pay the Company programming license fees subsequent to the sale of Mr. Jones' interest in Jones Intercable. Jones Intercable and its affiliated partnerships paid total license fees to the Company of approximately $322,000 from January 1, 1999 to April 7, 1999 for this programming service.

        Jones Earth Segment, Inc. ("Earth Segment"), a wholly owned subsidiary of the Company, provides playback, editing, duplication, trafficking and uplinking services to cable programming network affiliates and to third parties. Earth Segment charges affiliates for its services using rates which are calculated to achieve a specified rate of return on its investment. For the years ended December 31, 1999, 2000 and 2001, Earth Segment charged the related party and its affiliates approximately $2,787,000, $2,029,000 and $593,000, respectively, for these services. An affiliated entity terminated its use of certain earth station services provided by Earth Segment in 2000. As a result, the Company received a one-time payment in 2000 of approximately $1,553,000 in connection with the termination of certain earth station agreements with this affiliated entity.

        Jones Space Holdings, Inc. ("Space Holdings"), a wholly owned subsidiary of the Company, subleases a non-preemptible satellite transponder to an affiliated entity. Satellite transponder lease revenues of approximately $1,475,000, $1,540,000 and $937,000, were received from this related party and its affiliates for the years ended December 31, 1999, 2000, and 2001, respectively. In 2000, an affiliated entity terminated one of its satellite transponder agreements with Space Holdings. As a result, the Company received a one-time payment in 2000 of approximately $388,000 in connection with the termination of the satellite transponder agreement with this affiliated entity.

        Operating Expenses—The PIN Venture pays a significant portion of the revenues generated by its infomercial programming in the form of system rebates to all cable systems which enter into agreements to air such programming. Effective April 7, 1999 Jones Intercable was no longer an affiliate of the Company due to the sale of Mr. Jones' interest in Jones Intercable. The PIN Venture has continued to pay rebates to Jones Intercable (and its affiliated partnerships) subsequent to the change in its ownership. From January 1, 1999 to April 7, 1999, the PIN Venture paid Jones Intercable (and its affiliated partnerships) approximately $417,000 for system rebates. The PIN Venture paid to Cox Consumer Information Networks, Inc. approximately $3,116,000, $3,776,000 and $3,945,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

        Jones Network Sales, Inc. ("JNS"), a wholly owned subsidiary of Jones International, provided affiliate sales and certain marketing services to the Company. As a result of an affiliated entity ceasing operations, such affiliate sales and marketing functions were incorporated into operations of the Company effective January 2000. This affiliate charged the Company approximately $1,418,000 during the year ended December 31, 1999 for these services.

        Jones Galactic Radio, Inc. ("Galactic Radio"), a wholly owned subsidiary of the Company, had a transponder lease agreement with Jones Satellite Holdings ("Satellite Holdings"), an affiliate of the Company, for the use of the sub-carriers on a non-preemptible satellite transponder. This agreement allowed Galactic Radio to use a portion of the transponder to distribute its audio programming. Galactic Radio elected to terminate this agreement on January 31, 2000. Satellite Holdings charged approximately $696,000 and $58,000 for the years ended December 31, 1999 and 2000, respectively, for this service.

        The Company leases and subleases office space in Englewood, Colorado from affiliates of Jones International. The Company was charged approximately $226,000, $471,000 and $347,000, for the years ended December 31, 1999, 2000 and 2001, respectively, for rent and associated expenses.

        An affiliate of Jones International provides computer hardware and software support services to the Company. This affiliate charged the Company approximately $787,000, $1,260,000 and $766,000, for the years ended December 31, 1999, 2000 and 2001, respectively, for such services.

        An affiliate of Jones International charged the Company approximately $33,000 and $11,000 for the years ended December 31, 1999 and 2000, respectively, for the allocated costs of its airplane which was used by the Company in connection with its debt and equity offering efforts.

        The Company and its consolidated subsidiaries reimburse Jones International and its affiliates for certain allocated administrative expenses such as legal, human resources and tax services. These expenses generally consist of payroll and related benefits. Allocations of personnel costs are generally based on actual time spent by affiliated associates with respect to the Company. Jones International and its affiliates charged the Company approximately $968,000, $813,000 and $734,000, for the years ended December 31, 1999, 2000 and 2001, respectively, for these administrative expenses.

        To assist in funding its operating and investing activities, the Company had borrowed funds from Jones International. Jones International charged the Company interest of approximately $38,000 during the year ended December 31, 1999. The Company repaid these advances in 1999 from borrowings, operating cash flow and/or available cash balances.

        In the normal course of business, Jones International (1) remits funds on behalf of the Company to third parties and affiliates in payment for products and services purchased by the Company, and (2) receives funds on behalf of the Company in payment for products and services provided by the Company. Effective in April 1999, these amounts are reimbursed from or to Jones International generally on a monthly basis and no interest was charged on the outstanding balance. Outstanding payables to Jones International and related parties at December 31, 2000 and 2001 were approximately $232,000 and $745,000, respectively.

(9)  SENIOR SECURED NOTES

        In July 1998, the Company issued $100 million of 11 3/4 percent Senior Secured Notes (the "Notes"). Interest on the Notes is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 1999. The Notes will mature on July 1, 2005. Except as described below, the Company may not redeem the Notes prior to July 1, 2003. On or after such date, the Company may redeem the Notes, in whole or in part, at any time, at a redemption price of 105.875 percent of the principal amount to be redeemed for the 12 month period commencing July 1, 2003 and declining to 100 percent of the principal amount to be redeemed for the period after July 1, 2004, together with accrued and unpaid interest, if any, to the date of redemption. In addition, prior to July 1, 2001, the Company had the ability, subject to certain requirements, to redeem up to 35 percent of the aggregate principal amount of the Notes with the cash proceeds of one or more Equity Offerings (as defined) at a redemption price equal to 111.75 percent of the principal amount to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption, provided that at least 65 percent of the aggregate principal amount of the Notes remains outstanding immediately after each such redemption. Upon the occurrence of a Change of Control (as defined), the Company will be required to make an offer to repurchase the Notes at a price equal to 101 percent of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of repurchase. In addition, the Company issued an unsecured note to Jones International in December 2001 (See Note 10).

        The Notes are senior obligations of the Company. The Notes are secured by the capital stock of JPN, Inc. ("JPN"), the Company's wholly owned intermediate holding company, and JPN's direct subsidiaries. The Notes are unconditionally guaranteed (the "Guarantees") by each of the Subsidiary Guarantors (as defined). The Guarantees are senior obligations of the Subsidiary Guarantors and rank pari passu in right of payment with all existing and future Senior Indebtedness of the Subsidiary Guarantors, other than Bank Indebtedness (as defined) and Capitalized Lease Obligations (as defined) of the Subsidiary Guarantors, and are ranked senior in right of payment to all existing and future Subordinated Obligations of the Subsidiary Guarantors. The Guarantees are not secured.

        As of December 31, 1999, 2000 and 2001, Mr. Glenn R. Jones and Jones International, and its affiliates, collectively held $21,875,000, $22,025,000, and $25,945,000, respectively, principal amount of the Notes, plus interest accrued thereon.

(10) NOTE PAYABLE TO RELATED PARTY

        On December 21, 2001, the Company issued an unsecured note to Jones International for a cash loan in the amount of $2,500,000 that matures on December 21, 2004. This unsecured note bears interest at a fixed annual rate of 11 3/4 percent. Interest on the note is compounded quarterly and is payable in arrears at the end of each calendar quarter. The Company may prepay all or a portion of this unsecured note at any time without penalty. The interest and principal outstanding on this unsecured note as of December 31, 2001 were approximately $8,000 and $2,500,000, respectively.

        In connection with the issuance of this unsecured note, the Company also issued a warrant to purchase 350,000 shares of the Company's Class A Common Stock to Jones International at an exercise price of $6.50 per share in December 2001. The warrant will expire in December 2006. The estimated fair value of the warrants issued in December was approximately $1,335,000 and was accounted for as a debt discount which reduced the carrying value of the $2,500,000 debt. The carrying value of the unsecured note payable will accrete to its face value over the life of the note using the effective interest method, which increased the effective annual rate of interest to approximately 37 percent. For the period ended December 31, 2001, the Company recorded $8,000 interest expense in relation to the accretion of this debt discount.

(11) CAPITAL LEASE

        In May 2001, the Company entered into a capital lease agreement to purchase new radio equipment with an implicit annual interest rate of approximately 11 percent. Approximate, future minimum payments under this capital lease, together with the present value of the minimum lease payments are as follows:

For the Year Ending December 31,
2002	$31,000
2003	37,000
2004	37,000
2005	37,000
2006	32,000
Thereafter	—

Future minimum payments	174,000
Less: amounts representing interest	33,000

Present value of minimum lease payments	$141,000

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        Senior Secured Notes—The fair value of the Notes was estimated based on the quoted market prices for the Notes.

        Class A Common Stock subject to put—The fair value of the Company's Class A Common Stock subject to put is estimated based on the estimated purchase price to buy back the Class A Common Stock (see Note 18).

        Unsecured Note—The fair value of the unsecured note is equal to book value as the rates did not change significantly from origination date to year end.

        The estimated fair values of the Company's financial instruments are as follows:

	December 31,
	2000		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$100,000,000	$95,000,000	$100,000,000	$65,000,000
Unsecured Note	—	—	1,317,000	1,317,000
Class A Common Stock subject to put	1,311,000	951,000	951,000	951,000

(13) COMMON STOCK

        Voting Rights—Holders of Class A Common Stock and Series A Preferred Stock, voting together as a separate class, are generally entitled to one vote per share and are entitled to elect 25% of the Board of Directors, and holders of Class B Common Stock are entitled to ten votes per share and to elect the remaining 75% of the Board of Directors. Both classes vote together as a single class on all matters not requiring a class vote under Colorado law.

(14) STOCK OPTIONS

        The Company has adopted an employee stock option plan (the "Plan") that provides for the grant of stock options and stock appreciation rights ("SARs") to employees of the Company. The Plan is construed, interpreted and administered by the Board of Directors or a committee of two or more non-employee directors. The committee or the Board of Directors determines the individuals to whom options are granted, the number of shares subject to the options, the exercise price of the options, the period over which the options become exercisable and the terms and provisions of stock options as it may determine from time to time, subject only to the provisions of the Plan. The Plan (as amended) covers an aggregate of up to 1,750,000 shares of the Company's Class A Common Stock. As of December 31, 2001, options to purchase 1,025,000 shares of Class A Common Stock have been granted and 176,250 shares have been terminated or forfeited upon resignation of the holders. The options outstanding at December 31, 2001 each have an exercise price of $12 per share and have a weighted average remaining contractual life of 7.63 years. At December 31, 2001, options of 130,813 shares were exercisable.

        The Company accounts for this plan under Accounting Principles Board ("APB") Opinion No. 25, under which no compensation has been recognized. Had compensation cost for this plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

Years Ended December 31,
		1999		2000		2001
Net loss	As reported Pro forma	$(10,063,000 (10,375,000	) )	$(8,915,000 (9,445,000	) )	$(20,514,000 (20,907,000	) )
Basic loss per share	As reported Pro forma	$(1.32 (1.36	) )	$(1.16 (1.23	) )	$(2.67 (2.72	) )
Diluted loss per share	As reported Pro forma	$(1.32 (1.36	) )	$(1.17 (1.24	) )	$(2.67 (2.72	) )

        The fair value of each of the options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999: risk-free interest rates of 5.26 percent, an expected life of 7 years and expected volatility of 60%. Assumptions used for grants in 2000: risk-free interest rates of 5.16 percent, an expected life of 7 years and expected volatility of 60%. Assumptions used for grants in 2001: risk-free interest rates at 5.54 percent, an expected life of 7.63 years and expected volatility of 45%.

(15) NET LOSS PER COMMON SHARE

        Basic earnings per share ("EPS") is computed by dividing the net earnings applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average of common shares outstanding by the assumed redemption of shares subject to put in the periods in which such effect would have been dilutive.

        The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS:

	For the Years Ended December 31,
	1999	2000	2001
Loss from continuing operations	$(10,062,831)	$(9,037,343)	$(19,235,877)
Income (loss) from discontinued operations	—	121,940	(1,277,852)

Net loss	$(10,062,831)	$(8,915,403)	$(20,513,729)

Basic per share amount:
Continuing operations	$(1.32)	$(1.18)	$(2.50)
Discontinued operations	—	0.02	(0.17)

Total	$(1.32)	$(1.16)	$(2.67)

Shares—basic	7,617,926	7,665,843	7,697,403

Diluted per share amount:
Continuing operations	$(1.32)	$(1.19)	$(2.50)
Discontinued operations	—	0.02	(0.17)

Total	$(1.32)	$(1.17)	$(2.67)

Shares—diluted	7,601,868	7,613,955	7,679,766

Weighted average shares for basic EPS	7,617,926	7,665,843	7,697,403
Less: shares subject to put	16,058	51,888	17,637

Weighted average shares for diluted EPS	7,601,868	7,613,955	7,679,766

(16) INCOME TAXES

        As described in Note 2, the Company joined in filing a consolidated Federal income tax return as provided for under the terms of a tax sharing agreement with Jones International and Jones International's other subsidiaries through the first quarter of 1997. Subsequent to the first quarter of 1997, the Company continues to join in filing certain combined state tax returns with Jones International. However, the Company does not file combined or consolidated tax returns for all states. Thus, certain subsidiaries incur tax liabilities in a number of states. Tax benefits (provisions) are allocated to members of the tax sharing group based on their respective pro rata contribution of taxable income (loss) to Jones International's combined taxable income (loss). For the year ended December 31, 1999, the Company recognized a state tax benefit of approximately $879,000 as a result of the tax sharing arrangement with Jones International. For the years ended December 31, 2000 and 2001, the Company recorded provision for state income taxes of approximately $125,000 and $35,000, respectively. Effective December 31, 2001, the Company has rejoined the Jones International consolidated group for Federal income tax purposes. The Company is currently negotiating a new tax sharing agreement with Jones International.

        The difference between the statutory federal income tax rate and effective rate is summarized as follows:

	Year Ended December 31,
	1999	2000	2001
Computed "expected tax benefit"	$3,332,000	$2,701,000	$7,734,000
State taxes, net of Federal benefit	294,000	251,000	718,000
Minority interest in net loss	—	411,000	(601,000)
Other	(43,000)	(65,000)	(15,000)

Total	3,583,000	3,298,000	7,836,000
Valuation allowance	(3,583,000)	(3,298,000)	(7,836,000)

Tax benefit (provision) before impact of tax sharing agreement	—	—	—
Tax provision for subsidiaries filing state tax returns on separate company basis	(409,000)	(125,000)	(35,000)
Impact of tax sharing agreement	879,000	—	—

Total income tax benefit (provision)	$470,000	$(125,000)	$(35,000)

        The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	December 31,
	2000	2001
DEFERRED TAX ASSETS:
Net operating loss carry forwards	$10,092,000	$17,048,000
Future deductible amounts associated with other assets and liabilities	5,326,000	5,948,000
Valuation allowance	(14,672,000)	(22,508,000)

Total	$746,000	$488,000

DEFERRED TAX LIABILITIES:
Net assets of MediaAmerica	(51,000)	(302,000)
Property and equipment	(695,000)	(186,000)

Total	(746,000)	(488,000)

Net deferred tax assets	$—	$—

        At December 31, 2001, the Company had net tax operating loss carryforwards ("NOLs") of approximately $44.0 million which will expire between 2013 and 2022. In addition, the Company had net capital loss carryforwards of approximately $0.7 million at December 31, 2001, which will expire in 2006. The Company recognizes its past performance rather than growth projections when determining the valuation allowance. Any subsequent adjustment to the valuation allowance, if deemed appropriate due to changed circumstances, will be recognized as a separate component of the benefit (provision) for income taxes.

(17) EMPLOYEE INVESTMENT AND DEFERRED COMPENSATION PLANS

        The Company's employees are eligible to participate in an Employee Profit Sharing/Retirement Savings Plan (the "401(k) Plan"). Under the 401(k) Plan, eligible employees are permitted to defer up to 16% of their annual compensation. The Company currently matches 50% of the employees' deferrals up to a maximum of 6% of their annual compensation, with the Company's contribution vesting immediately. Contributions to the 401(k) Plan are invested by the trustees of the 401(k) Plan in accordance with the directions of each participant. Participants or their beneficiaries are entitled to payment of benefits (i) upon retirement either at or after age 65, (ii) upon death or disability or (iii) upon termination of employment, unless the participant elects to receive payment prior to one of the events previously listed. For the years ended December 31, 1999, 2000 and 2001, the Company contributed approximately $262,000, $447,000 and $481,000, respectively, to the 401(k) Plan on behalf of its employees.

        Certain of the Company's key management personnel are eligible to participate in a Deferred Compensation Plan (the "Deferred Compensation Plan"). Under the Deferred Compensation Plan, key employees are permitted to defer receipt of 100% of their annual compensation. The Company currently matches the key employees' deferrals up to a maximum of 6% of their compensation. The contributed funds are deposited with an independent trustee and are invested in a number of pre-selected investment funds. Both the key employees' and the Company's contributions are subject to the claims of the Company's creditors. Participants in the Deferred Compensation Plan or their beneficiaries receive a distribution of their contributions, the Company's contributions, and earnings attributable to those contributions on their separation from employment with the Company or their death. Contributions made by the Company to the Deferred Compensation Plan on behalf of key employees totaled approximately $110,000, $98,000 and $86,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

(18) COMMITMENTS AND CONTINGENCIES

        GAC Equity Agreement—In 1998, Great American Country and the Company entered into an equity affiliate agreement with a multiple cable system operator ("MSO"). Pursuant to the terms of the agreement, the Company agreed to issue shares of Class A Common Stock to this MSO in return for this MSO providing Great American Country's programming to no less than 550,000 of their subscribers by May 31, 1998 and an additional 150,000 subscribers by December 31, 1999. The total number of shares of Class A Common Stock issued was based on the number of subscribers provided by this MSO. As of December 31, 2000, 136,540 shares of Class A Common Stock had been issued. No additional shares of Class A Common Stock are required to be issued to this MSO. The value of the Class A Common Stock was recorded as an intangible asset upon execution of the affiliate agreements and upon issuance of the Class A Common Stock. This intangible asset is being amortized using the straight-line method over the life of the contract (approximately 10 years). Because of a put option granted to this MSO, the shares issued to this MSO are presented above the shareholders' deficit section of the consolidated statements of financial position.

        As noted above, this MSO was granted a put option on the Class A Common Stock issued, whereby, if as of December 31, 2001, the Company or its successor has not completed a public offering of its securities, the MSO would have the option to require the Company to buy back its Class A Common Stock at a price equal to all or a portion of the license fees that would have been paid under a standard, non-equity GAC distribution agreement during the period between the date of the agreement and the exercise date of the put option. The purchase price would be based on the total number of MSO subscribers receiving the Great American Country service as of December 31, 1999. Based on the number of subscribers receiving the Great American Country service at December 31, 1999, the estimated purchase price of the Class A Common Stock in the event the put option is exercised would be approximately $951,000. As of December 31, 2001, the exercise price of the put option of approximately $951,000 is reflected above the shareholders' deficit section of the consolidated statements of financial position. In February 2002, this MSO exercised its put option which as a result will require the Company to buy back its Class A Common Stock. The Company is required to pay this amount early in the 2nd quarter of 2002.

        The Company is obligated to pay cable programming distribution payments to MSOs and DBS operators who launch GAC programming on additional cable systems under their existing affiliate agreements. In addition, under certain agreements with MSOs and DBS operators, the Company is obligated to pay cable programming distribution agreement payments for incremental subscriber growth that occurs subsequent to the date initial distribution begins.

        The Company rents office facilities, leases computer equipment, leases satellite transponder for its radio network business, digital cable satellite capacity and other operating agreements. As of December 31, 2001, future minimum lease payments under these noncancelable operating leases for each of the next five fiscal years and thereafter are as follows:

For the Year Ending December 31,
2002	$2,336,000
2003	2,435,000
2004	2,527,000
2005	2,639,000
2006	1,272,000
Thereafter	3,220,000

$14,429,000

(19) CONDENSED CONSOLIDATING FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

        The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the following wholly owned subsidiaries of the Company: JPN, Inc., Jones Direct, Ltd., Jones Space Holdings, Inc., Jones Earth Segment, Inc., Jones Infomercial Networks, Inc., Jones Radio Holdings, Inc., Great American Country, Inc., Jones Galactic Radio, Inc., Jones Infomercial Network Ventures, Inc., Jones Galactic Radio Partners, Inc., Jones Radio Networks, Inc., Jones Audio Services, Inc., Jones Radio Network Ventures, Inc., Jones MediaAmerica, Inc., Jones Broadcast Programming, Inc., Jones MatchMedia, Inc., and Jones MAI Radio, Inc. The only existing subsidiary of the Company that did not guarantee the Notes is the PIN Venture (the "Non-Guarantor Subsidiary"). Superaudio and Jones/Capstar were also subsidiaries of the Company that did not guarantee the Notes. Superaudio ceased distributing its programming and all other operating activities on January 31, 2000. Jones Radio Networks, Inc. purchased all Jones/Capstar assets on April 1, 2000. Assets and liabilities that were transferred to Jones Radio Networks, Inc. are now reported under the "Subsidiary Guarantors."

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

        Sections 13 and 15(d) of the Securities Exchange Act of 1934 require presentation of the following supplemental condensed consolidating financial statements. Presented below is condensed consolidating financial information for the Company and its subsidiaries as of and for the years ended December 31, 1999, 2000 and 2001.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 1999:

	The Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination Entries	Reported
	(in thousands)
Revenue	$—	$42,052	$22,314	$—	$64,366
Operating expenses:
Operating	—	23,542	19,623	—	43,165
Selling and marketing	—	5,669	769	—	6,438
General and administrative	1,943	—	—	—	1,943
Depreciation and amortization	9	10,650	116	—	10,775

Total operating expenses	1,952	39,861	20,508	—	62,321

OPERATING INCOME (LOSS)	(1,952)	2,191	1,806	—	2,045

OTHER EXPENSE (INCOME):
Interest expense	12,751	—	—	—	12,751
Interest income	(568)	(324)	(130)	—	(1,022)
Equity in loss (income) of subsidiaries	(2,700)	3,772	(111)	(1,067)	(106)
Other expense (income), net	94	(22)	2	—	74

Total other expense (income)	9,577	3,426	(239)	(1,067)	11,697

Income (loss) before income taxes and minority interest	(11,529)	(1,235)	2,045	1,067	(9,652)
Income tax provision (benefit)	(1,466)	996	—	—	(470)

Income (loss) before minority interest	(10,063)	(2,231)	2,045	1,067	(9,182)

Minority interest in net income of consolidated subsidiaries	—	—	—	881	881

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(10,063)	(2,231)	2,045	186	(10,063)
Income from discontinued operations	—	—	—	—	—

NET INCOME (LOSS)	$(10,063)	$(2,231)	$2,045	$186	$(10,063)

CONDENSED CONSOLIDATING CASH FLOWS
For the Year Ended December 31, 1999:

	The Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination Entries	Reported
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,063)	$(2,231)	$2,045	$186	(10,063)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash expenses (income)	2,340	10,106	5	(186)	12,265
Net change in assets and liabilities	(21,837)	21,039	994	—	196

Net cash provided by (used in) operating activities	(29,560)	28,914	3,044	—	2,398

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12)	(651)	(187)		(850)
Cable programming distribution payments	—	(6,353)	—	—	(6,353)
Purchase of investments	(4,154)	—	—	—	(4,154)
Purchase of intangible assets	—	(398)	—	—	(398)
Purchase of Broadcast Programming.	—	(20,877)	—	—	(20,877)

Net cash provided by (used in) investing activities	(4,166)	(28,279)	(187)	—	(32,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deferred offering costs	(241)	—	—	—	(241)
Proceeds from Series A Preferred Stock	23,975	—	—	—	23,975
Dividend paid to partners	—		(2,000)	2,000	—
Distributions paid to minority interest	—	1,117	—	(2,000)	(883)

Net cash provided by (used in) financing activities	23,734	1,117	(2,000)	—	22,851

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,992)	1,752	857	—	(7,383)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,881	956	1,817	—	20,654

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,889	$2,708	$2,674	$—	$13,271

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION
As of December 31, 2000:

	The Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination Entries	Reported
	(in thousands)
ASSETS:
Cash and cash equivalents	$12,178	$1,127	$1,595	$—	$14,900
Available for sale securities	3,312	—	400	—	3,712
Accounts receivable, net	—	15,522	387	—	15,909
Other current assets	18	1,274	39	—	1,331

Total current assets	15,508	17,923	2,421	—	35,852

Property and equipment, net	34	20,321	363	—	20,718
Intangible assets, net	3,348	56,473	1	—	59,822
Net long-term assets of discontinued operations	—	115	—	—	115
Other long-term assets	32,662	(26,173)	—	(1,539)	4,950

Total assets	$51,552	$68,659	$2,785	$(1,539)	$121,457

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Accounts payable	$1,299	$3,095	$1,684	$—	$6,078
Producers' fees payable	—	5,352	—	—	5,352
Accrued liabilities	6,342	4,745	70	—	11,157
Net current liabilities of discontinued operations	—	70	—	—	70
Other current liabilities	(53,100)	53,625	365	—	890

Total current liabilities	(45,459)	66,887	2,119	—	23,547

Senior secured notes	100,000	—	—	—	100,000
Other long-term liabilities	1,026	601	—	—	1,627

Total long-term liabilities	101,026	601	—	—	101,627

Minority interest	—	—	—	298	298
Common stock subject to put	1,311	—	—	—	1,311
Shareholders' equity (deficit):
Series A Preferred stock	23,975	—	—	—	23,975
Class A Common Stock	53	—	—	—	53
Class B Common Stock	22	—	—	—	22
General Partners' contributions	—	—	350	(350)	—
Additional paid-in capital	28,452	—	—	—	28,452
Other comprehensive income	(2)	—	—	—	(2)
Retained earnings (deficit)	(57,826)	1,171	316	(1,487)	(57,826)

Total shareholders' equity (deficit)	(5,326)	1,171	666	(1,837)	(5,326)

Total liabilities and shareholders' equity (deficit)	$51,552	$68,659	$2,785	$(1,539)	$121,457

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2000:

	The Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination Entries	Reported
	(in thousands)
Revenues	$—	$60,159	$25,891	$(1,741)	$84,309
Operating expenses:
Operating	—	32,135	22,623	(1,741)	53,017
Selling and marketing	—	9,334	897	—	10,231
General and administrative	2,503	—	—	—	2,503
Depreciation and amortization	88	14,090	144	—	14,322

Total operating expenses	2,591	55,559	23,664	(1,741)	80,073

OPERATING INCOME (LOSS)	(2,591)	4,600	2,227	—	4,236

OTHER EXPENSE (INCOME):
Interest expense	12,536	—	—	—	12,536
Interest income	(624)	(183)	(238)	—	(1,045)
Write-off of deferred offering costs	725	—	—	—	725
Equity in loss (income) of subsidiary	(6,324)	7,649	—	(1,327)	(2)
Other expense (income), net	11	(213)	62	—	(140)

Total other expense (income)	6,324	7,253	(176)	(1,327)	12,074

Income (loss) before income taxes and minority interest	(8,915)	(2,653)	2,403	1,327	(7,838)
Income tax provision (benefit)	—	123	1	—	124

Income (loss) before minority interest	(8,915)	(2,776)	2,402	1,327	(7,962)
Minority interest in net income of consolidated subsidiaries	—	—	—	1,075	1,075

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(8,915)	(2,776)	2,402	252	(9,037)
Income from discontinued operations	—	122	—	—	122

NET INCOME (LOSS)	$(8,915)	$(2,654)	$2,402	$252	$(8,915)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Year Ended December 31, 2000:

	The Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination Entries	Reported
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,915)	$(2,654)	$2,402	$252	$(8,915)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Non-cash expenses	303	16,991	206	(252)	17,248
Net change in assets and liabilities	9,848	(10,307)	(82)	—	(541)

Net cash provided by operating activities	1,236	4,030	2,526	—	7,792

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(31)	(3,219)	(205)	—	(3,455)
Purchases of intangible assets	(9)	(4,088)	—	—	(4,097)
Purchases (sales) of investments	3,577	23	(400)	—	3,200
Liquidation of partnerships	—	15	—	—	15

Net cash provided by (used in) investing activities	3,537	(7,269)	(605)	—	(4,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for deferred offering costs	(484)	—	—	—	(484)
Distributions of minority interest	—	1,658	(3,000)	—	(1,342)

Net cash provided by (used in) financing activities	(484)	1,658	(3,000)	—	(1,826)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,289	(1,581)	(1,079)	—	1,629
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,889	2,708	2,674	—	13,271

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,178	$1,127	$1,595	$—	$14,900

CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION
As of December 31, 2001:

	The Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination Entries	Reported
	(in thousands)
ASSETS:
Cash and cash equivalents	$6,669	$679	$294	$—	$7,642
Accounts receivable, net	—	12,958	1,114	—	14,072
Other current assets	55	1,635	86	(86)	1,690

Total current assets	6,724	15,272	1,494	(86)	23,404

Property and equipment, net	69	17,225	264	—	17,558
Intangible assets, net	2,619	56,248	—	—	58,867
Other long-term assets	25,081	(19,623)	—	(972)	4,486

Total assets	$34,493	$69,122	$1,758	$(1,058)	$104,315

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Accounts payable	$909	$1,663	$3,318	$—	$5,890
Producers' fees payable	—	5,965	—	—	5,965
Accrued liabilities	6,063	5,423	36	—	11,522
Other current liabilities	(51,779)	53,326	275	(86)	1,736

Total current liabilities	(44,807)	66,377	3,629	(86)	25,113

Senior secured notes	100,000	—	—	—	100,000
Other long-term liabilities	2,490	739	—	—	3,229

Total long-term liabilities	102,490	739	—	—	103,229

Minority interest	—	—	—	(837)	(837)
Common stock subject to put	951	—	—	—	951
Shareholders' equity (deficit):
Series A Preferred stock	23,975	—	—	—	23,975
Class A Common Stock	53	—	—	—	53
Class B Common Stock	22	—	—	—	22
General Partners' contributions	—	—	1,350	(1,350)	—
Additional paid-in capital	30,148	—	—	—	30,148
Other comprehensive income	—	—	—	—	—
Retained earnings (deficit)	(78,339)	2,006	(3,221)	1,215	(78,339)

Total shareholders' equity (deficit)	(24,141)	2,006	(1,871)	(135)	(24,141)

Total liabilities and shareholders' equity (deficit)	$34,493	$69,122	$1,758	$(1,058)	$104,315

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2001:

	The Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination Entries	Reported
	(in thousands)
Revenues	$—	$54,601	$24,151	$(2,027)	$76,725
Operating expenses:
Operating	—	34,453	26,909	(2,027)	59,335
Selling and marketing	—	8,299	674	—	8,973
General and administrative	2,006	—	—	—	2,006
Depreciation and amortization	138	14,867	155	—	15,160

Total operating expenses	2,144	57,619	27,738	(2,027)	85,474

OPERATING INCOME (LOSS)	(2,144)	(3,018)	(3,587)	—	(8,749)

OTHER EXPENSE (INCOME):
Interest expense	12,515	—	—	—	12,515
Interest income	(352)	(94)	(51)	—	(497)
Equity in loss (income) of subsidiaries	6,207	(4,253)	—	(1,954)	—
Other expense (income), net	—	16	—	—	16

Total other expense (income)	18,370	(4,331)	(51)	(1,954)	12,034

Income (loss) before income taxes and minority interest	(20,514)	1,313	(3,536)	1,954	(20,783)
Income tax provision	—	35	—	—	35

Income (loss) before minority interest	(20,514)	1,278	(3,536)	1,954	(20,818)
Minority interest in net loss of consolidated subsidiary	—	—	—	(1,582)	(1,582)

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(20,514)	1,278	(3,536)	3,536	(19,236)
Discontinued operations:
Loss from discontinued operations	—	(1,213)	—	—	(1,213)
Loss on disposal of discontinued operations	—	(65)	—	—	(65)

Net loss from discontinued operations	—	(1,278)	—	—	(1,278)

NET INCOME (LOSS)	$(20,514)	$—	$(3,536)	$3,536	$(20,514)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2001:

	The Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Elimination Entries	Reported
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(20,514)	$—	$(3,536)	$3,536	$(20,514)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash expenses	9,449	8,414	155	(3,536)	14,482
Net change in assets and liabilities	(201)	1,302	735	—	1,836

Net cash provided by (used in) operating activities	(11,266)	9,716	(2,646)	—	(4,196)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(57)	(2,618)	(55)	—	(2,730)
Purchases of intangible assets	—	(7,080)	—	—	(7,080)
Purchases (sales) of investments	3,314	—	400	—	3,714
Proceeds form the sale of property, equipment and intangible assets	—	91	—	—	91

Net cash provided by (used in) investing activities	3,257	(9,607)	345	—	(6,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	2,500	—	—	—	2,500
Repayment of capital lease obligations	—	(4)	—	—	(4)
Capital contributions made to partnership	—	(553)	—	553	—
Contributions from minority interest	—	—	1,000	(553)	447

Net cash provided by (used in) financing activities	2,500	(557)	1,000	—	2,943

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,509)	(448)	(1,301)	—	(7,258)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,178	1,127	1,595	—	14,900

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,669	$679	$294	$—	$7,642

(20) REPORTABLE SEGMENTS

        The Company currently has four reportable segments: network radio, cable television programming, satellite services and general and administrative-corporate. In August 2001, management decided to discontinue the Company's previously reported internet advertising sales services segment. On September 30, 2001, the Company ceased all operations of the Internet advertising sales services business and wrapped up all aspects of this segment as of December 31, 2001. The historical operating results have been segregated as "Discontinued Operations" below.

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

	Year Ended December 31,
	1999	2000	2001
	(in thousands)
Revenues:
Network radio	$28,522	$41,991	$39,946
Cable television programming	27,345	34,311	33,366
Satellite services	8,499	8,007	3,413

Total revenues	$64,366	$84,309	$76,725

EBITDA:
Network radio	$5,245	$10,277	$6,191
Cable television programming	2,332	3,417	(897)
Satellite services	7,186	7,366	3,123

Segment total	14,763	21,060	8,417
Reconciliation to operating income (loss):
General and administrative—corporate	1,943	2,502	2,006
Depreciation and amortization	10,775	14,322	15,160

Total operating income (loss)	$2,045	$4,236	$(8,749)

Reconciliation of segment EBITDA to total EBITDA:
Segment total	$14,763	$21,060	$8,417
General and administrative—corporate	(1,943)	(2,502)	(2,006)
Adjustment related to minority interest	(860)	(1,061)	1,535

Total EBITDA from continuing operations	11,960	17,497	7,946
EBITDA from discontinued operations	—	146	(1,217)

Total EBITDA	$11,960	$17,643	$6,729

Depreciation and amortization:
Network radio	$4,647	$6,676	$7,377
Cable television programming	2,093	3,702	3,897
Satellite services	4,026	3,856	3,748

Segment total	10,766	14,234	15,022
General and administrative—corporate	9	88	138

Total depreciation and amortization from continuing operations	10,775	14,322	15,160
Discontinued operations	—	24	50

Total depreciation and amortization	$10,775	$14,346	$15,210

Capital expenditures:
Network radio	$405	$2,499	$2,158
Cable television programming	246	275	174
Satellite services	186	536	313

Segment total	837	3,310	2,645
General and administrative—corporate	13	30	61

Total capital expenditures from continuing operations	850	3,340	2,706
Discontinued operations	—	115	24

Total capital expenditures	$850	$3,455	$2,730

	As of December 31,
	2000	2001
	(in thousands)
Total assets:
Network radio	$49,346	$34,324
Cable television programming	4,091	22,699
Satellite services	16,352	12,799

Segment total	69,789	69,822
General and administrative—corporate	51,553	34,493

Total assets from continuing operations	121,342	104,315
Discontinued operations	115	—

Total assets	$121,457	$104,315

        Segment EBITDA excludes intersegment transactions between the satellite services and cable television programming segments for the satellite services provided to the PIN Venture and Great American Country of approximately $3,526,000, $3,794,000 and $4,812,000, for the years ended December 31, 1999, 2000 and 2001, respectively. Segment EBITDA differs from operating income (loss) of each of the segments by the amount of depreciation and amortization expenses of each segment.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Jones Media Networks, Ltd.:

        We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Jones Media Networks, Ltd. and subsidiaries as of December 31, 2000 and 2001, and for the years ended December 31, 1999, 2000 and 2001 included in this annual report on Form 10-K, and have issued our report thereon dated March 14, 2002. Our audits were made for the purpose of forming an opinion on these financial statements taken as a whole. The supplemental schedule included in this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the financial statements. The schedule has been subjected to the auditing procedures applied in the audits of these financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to these financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Denver, Colorado
March 14, 2002

SCHEDULE II

JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Classifications	Balance at beginning of period	Additions charged to costs and expenses	Deductions for accounts written-off	Balance at end of period
Fiscal Year ended December 31, 2001:
Allowance for Doubtful Accounts	$2,017,478	$519,200	$(495,794)	$2,040,884
Fiscal Year ended December 31, 2000:
Allowance for Doubtful Accounts	1,192,818	1,012,451	(187,791)	2,017,478
Fiscal Year ended December 31, 1999:
Allowance for Doubtful Accounts	897,487	750,580	(455,249)	1,192,818

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

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

Name	Age	Position
Glenn R. Jones	72	Chairman of the Board and Chief Executive Officer
Jeffrey C. Wayne	47	President and Director
Jay B. Lewis	43	Group Vice President/Finance, Chief Financial Officer, Treasurer and Director
Ron Hartenbaum	49	President—Jones Radio Networks and Director(1)
Gary Schonfeld	49	Chief Executive Officer—Jones MediaAmerica(1)
Amy Mickles	34	Vice President/Controller
Yrma G. Rico	54	Director
Fred A. Vierra	70	Director
Timothy J. Burke	51	Director
James J. Krejci	60	Director

(1)
Pursuant to an agreement entered into in connection with the acquisition of Jones MediaAmerica, Messrs. Hartenbaum and Schonfeld together may nominate one member of our Board of Directors. This right terminates upon the earlier of July 10, 2007 or the date on which, among other things, the direct or indirect ownership of Class A Common Stock by Messrs. Hartenbaum and Schonfeld falls below certain levels.

        The principal occupations for at least the past five years of each of our directors and executive officers are as follows:

        Glenn R. Jones has been involved in the cable television business in various capacities since 1961 and currently serves as a director and/or executive officer of many of our affiliates, including being Chairman of the Board and Chief Executive Officer of Jones Knowledge™, Inc. He has been our Chairman of the Board since 1993 and our Chief Executive Officer since March 2002. Mr. Jones also served as President from May 1999 to October 1999. For more than five years, until April 1999, Mr. Jones was Chairman and Chief Executive Officer of Jones Intercable, Inc., a multiple system cable television operator. In addition, Mr. Jones is a member of the Board and Education Council of the National Alliance of Business. In 1994, Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame. Mr. Jones received a B.S. in Economics from Allegheny College and a J.D. from the University of Colorado School of Law.

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

        Jay B. Lewis served as Vice President/Finance and as Chief Financial Officer since July 1996 and was elected Group Vice President/Finance and appointed as a director, in October 1996. Mr. Lewis has also served as Treasurer since September 1994. From January 1995 to October 1996, Mr. Lewis was Vice President of Finance and Treasurer of Jones International, our parent company, and certain of its subsidiaries. From February 1986 to December 1994, Mr. Lewis was employed in various capacities, including Controller and Treasurer, by Jones Spacelink, Ltd., a former affiliate of ours. Mr. Lewis received a B.S. in Accounting from the University of Wyoming.

        Ron Hartenbaum co-founded MediaAmerica in 1987, and has been its Chairman since its formation. Mr. Hartenbaum became the President of Jones Radio Networks and a director upon the consummation of the MediaAmerica acquisition in July 1998. Mr. Hartenbaum has over 20 years of experience in radio advertising sales. Before forming MediaAmerica, Mr. Hartenbaum was Vice President and Director of Advertising Sales for Westwood One for six years. Prior to joining Westwood One, Mr. Hartenbaum was involved in advertising sales for ABC Radio and advertising development at ad agencies Needham Harper Worldwide and Grey Advertising for national advertisers. Mr. Hartenbaum has a B.A. from Queens College and an MBA from New York University.

        Gary Schonfeld co-founded MediaAmerica and has served as its President since its formation in 1987. Mr. Schonfeld became the Chief Executive Officer—Jones MediaAmerica upon the consummation of the MediaAmerica acquisition in July 1998. Mr. Schonfeld has over 20 years of experience in the sales arena, including Vice-President Eastern Sales Region for Westwood One. Previously Mr. Schonfeld served as an account executive with CBS Radio Networks and in various positions with Fairchild Publications, Y&R Advertising and ABC Radio. Mr. Schonfeld has a B.A. from the University of Vermont and an M.A. from the University of Michigan.

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

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth certain information regarding the compensation for services in all capacities for the years ended December 31, 1999, 2000 and 2001 for our President, two of our former Presidents, and our other four most highly compensated executive officers and key employees whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers").

Summary Compensation Table

Annual Compensation
Name and Principal Position						All Other Compensation(1)	Long Term Compensation Awards(2)
	Year	Salary		Bonus
Jeffrey C. Wayne President	2001 2000 1999	$244,375 225,000 190,246		— 93,215 331,000	(3)	$20,255 17,798 33,751	— 20,000 100,000
Jay B. Lewis Group Vice President/Finance and Chief Financial Officer	2001 2000 1999	205,275 194,700 192,758		— 82,010 60,000		17,237 15,395 16,780	— 37,500 —
Ron Hartenbaum President of Jones Radio Networks	2001 2000 1999	359,585 309,230 306,474		— 120,000 37,500		27,950 19,500 16,800	75,000 — —
Gary Schonfeld Chief Executive Officer-Jones MediaAmerica	2001 2000 1999	359,913 309,985 306,984		— 120,000 37,500		27,950 19,500 16,800	75,000 — —
Amy Mickles Vice President/Controller	2001 2000 1999	106,956 95,798 40,000	(4)	— 44,000 5,000		2,938 2,899 1,200	— 10,000 6,250
Glenn R. Jones(5) Chief Executive Officer	2001 2000 1999	49,438 50,000 55,289		— — —		— — 3,317	— — —
Gregory J. Liptak(6) Former President	2001 2000 1999	— — 94,637		— — —		— — 14,826	— — —

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

(4)
Represents partial year payments from commencement of employment in July 1999.

(5)
Mr. Jones has been Chairman of our Board since our inception and Chief Executive Officer since March 2002. He did not receive any compensation for services during periods prior to May 1999. He served as our President from May 1999 to October 1999, during which period he received compensation of $45,833.

(6)
On April 27, 1999, Mr. Liptak resigned as President.

Bonus Plan

        Effective in 2000, the Board adopted a bonus plan that will generally cover all of our divisions and companies, except PIN, which has its own bonus plan. The plan covers our associates, including executives. Bonuses will be calculated on a number of different bases, depending upon the division or company involved, the position held by the recipient, the nature of the business of that division or company, the specific targets and the means of measuring achievement (such as comparison of revenues and EBITDA with budgeted revenue and EBITDA levels). Bonuses are generally based on a percentage of base salary. Bonuses will be partially "objective" (for example, meeting certain budget criteria) and, to a lesser extent, "subjective" (relating specifically to an individual's overall achievements during the year). The bonuses of the Named Executive Officers will be in the range of 25% of base salary if budget levels are achieved. Other personnel will participate at ranges of approximately 3% to 25% of their base salaries, depending on their achievement of the objective and subjective measures under the plan. Extraordinary levels of achievement could result in bonuses exceeding 25% of an individual's base salary. Due to us not reaching our 2001 EBITDA goals, no 2001-related bonuses were paid.

Equity Compensation Plan

        The following table sets forth information with respect to our 1998 Stock Option Plan (the "Plan"), which our shareholders have approved. We do not have any equity compensation plans that have not been approved by security holders.

(c)
	(a)		Number of shares of Class A Common Stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Number of shares of Class 1A Common Stock to be issued upon exercise of outstanding options
(b)
Plan category		Weighted-average exercise price of outstanding options
Equity compensation plans approved by security holders	848,750	$12.00	901,250
Equity compensation plans not approved by security holders	None	N/A	None

Option Grants in 2001

        The following table sets forth information with respect to grants of stock options under the Plan during 2001 to the executive officers named in the Summary Compensation Table.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
		% of Total Options Granted to All Employees in 2001
Individual Grants
Name	Options Granted(2)		Exercise Price ($/Share)	Expiration Date
					5% Annual	10% Annual
Ron Hartenbaum	75,000	46.9%	$12.00	01/10/11	$512,091	$1,311,428
Gary Schonfeld	75,000	46.9%	12.00	01/10/11	$512,091	$1,311,428

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

        The above listed stock options granted to Messrs. Hartenbaum and Schonfeld also require the vesting of any unvested portions of said option upon the occurrence of certain events, including the sale of all or substantially all of the assets or a merger in which we, or a company controlled by Mr. Jones, is not the surviving corporation. These options would not so vest if the optionee is retained in his present position and job site after the event. Both of these stock options fully vest on July 10, 2004.

Committees

        Our Board currently has an executive committee, a compensation committee and an audit committee. The executive committee was established on October 11, 1999 and consists of Messrs. Jones, Hartenbaum and Burke. One executive committee meeting was held via unanimous written consent in 2001. The executive committee may act in the Board's stead, except where action by the full Board is required by law, by our articles of incorporation, our bylaws or the indenture governing our Senior Notes.

        The compensation committee was established on March 14, 2000 and consists of Messrs. Vierra and Krejci and Ms. Rico. No compensation committee meetings were held during 2001. The compensation committee determines compensation, excluding awards under our 1998 Stock Option Plan, for our executive officers.

        The audit committee was established on March 14, 2000 and consists of Messrs. Krejci and Vierra and Ms. Rico. Four audit committee meetings were held during 2001. The audit committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the results of audits, approves professional services provided by the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls.

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

Compensation Committee Interlocks and Insider Participation

        During 2001, the Board set the compensation of our executive officers, and was comprised of Messrs. Jones, Wayne, Lewis, Hartenbaum, Vierra, Burke and Krejci and Ms. Rico. Messrs. Jones and Burke, in addition to serving as directors, also served as directors and officers of a number of our affiliates during 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT

        The following table sets forth certain information as of March 25, 2002, regarding ownership of our Class A Common Stock, Class B Common Stock and Series A Convertible Preferred Stock by persons (including any group) known to us to be beneficial owners of more than 5% of such class of stock, our individual directors, each of the executive officers named in the Summary Compensation Table and our executive officers and directors as a group. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days.

	Common Stock
							Series A Convertible Preferred Stock
	Class A			Class B
										Percent of Total Voting Power	Percent of Total Economic Interest
Name and Address of Beneficial Owner(1)(2)	Number of Shares		Percent of Class	Number of Shares		Percent of Class	Number of Shares		Percent of Class
Glenn R. Jones 9697 East Mineral Avenue Englewood, CO 80112	4,461,609	(3)(4)	76.1%	2,131,400	(3)(5)	95.5%	1,600,000	(3)(6)	83.4%	91.0%	81.8%
Jeffrey C. Wayne 9697 East Mineral Avenue Englewood, CO 80112	73,150	(7)	1.3	—		—	—		—	*	*
Jay B. Lewis 9697 East Mineral Avenue Englewood, CO 80112	52,500	(8)	*	—		—	—		—	*	*
Ron Hartenbaum 11 West 42nd Street New York, NY 10036	347,390	(9)(10)	6.3	—		—	—		—	1.2%	3.6%
Gary Schonfeld 11 West 42nd Street New York, NY 10036	347,390	(9)(11)	6.3	—		—	—		—	1.2%	3.6%
Tuxedo Shirt, Inc. 11 West 42nd Street New York, NY 10036	658,280	(9)	12.0	—		—	—		—	2.2%	6.9%
Amy Mickles 9697 East Mineral Avenue Englewood, CO 80112	6,001	(12)	*	—		—	—		—	*	*
Adelphia Communications Corporation 5 West Third Street Coudersport, PA 16915	374,632		6.9	—		—	—		—	1.3%	3.9%
Sandler Capital Management 767 Fifth Avenue New York, NY 10153	—		—	—		—	160,000		8.3	*	1.7%
All executive officers and directors as a group (10 persons)	5,288,040	(13)	87.7	2,131,400		95.5	1,600,000		83.4	93.2%	88.6%
*
less than one percent

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

(4)
Represents 46,875 shares deemed to be held by Mr. Jones pursuant to a presently exercisable stock option, 350,000 shares deemed to be held by Jones International pursuant to presently exercisable warrants and 4,064,734 shares held by Jones International.

(5)
Represents shares held by Jones International.

(6)
Represents shares held by Jones International Trust LLC, a Colorado limited liability company. An affiliate of Jones International is the managing member. Through Mr. Jones' ownership of Jones International, he is deemed to be the beneficial holder of said shares.

(7)
Represents 71,750 shares deemed to be held by Mr. Wayne pursuant to presently exercisable stock options and 1,400 shares deemed to be held by Mr. Wayne pursuant to presently exercisable warrants.

(8)
Represents shares deemed to be held by Mr. Lewis pursuant to presently exercisable stock options.

(9)
Tuxedo Shirt, Inc. is owned by Messrs. Hartenbaum and Schonfeld, and was formerly known as MediaAmerica, Inc., the company which sold its advertising representation business assets to us in 1998. The shares owned by Tuxedo Shirt, Inc. are beneficially owned 50% by Mr. Hartenbaum and 50% by Mr. Schonfeld.

(10)
Represents 11,250 shares deemed to be held by Mr. Hartenbaum pursuant to a presently exercisable stock option and 7,000 shares deemed to be held by Mr. Hartenbaum pursuant to presently exercisable warrants.

(11)
Represents 11,250 shares deemed to be held by Mr. Schonfeld pursuant to a presently exercisable stock option and 7,000 shares deemed to be held by Mr. Schonfeld pursuant to presently exercisable warrants.

(12)
Represents shares deemed to be held by Ms. Mickles pursuant to presently exercisable stock options.

(13)
Includes 199,626 and 365,400 shares deemed to be held by various executive officers and directors pursuant to presently exercisable stock options and warrants, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Where applicable, references in this section to amounts paid to or by us include amounts paid to or by the PIN Venture, an entity that is not wholly owned, as well as our wholly owned subsidiaries.

Advances

        Since our inception, we have received advances from Jones International and related parties to fund our activities. These advances had no maturity date and accrued interest at the published prime rate plus 2%. Starting in April 1999, these amounts were reimbursed from or to Jones International generally on a monthly basis. No interest was paid in 2001 by or to either party. At December 31, 2001, the outstanding advances from Jones International and related parties were approximately $745,000.

Tax Sharing Agreement

        Prior to April 2, 1997, we joined with Jones International in filing a consolidated Federal tax return as provided for under the terms of a tax allocation agreement with Jones International. As a result of the issuance of additional shares of our common stock, less than 80 percent of the total outstanding common stock was beneficially owned by Jones International as of April 2, 1997. Therefore, we were no longer joined with Jones International in filing a consolidated Federal tax return. However, we continue to file combined state tax returns with Jones International in certain states as provided for under the terms of the tax allocation agreement. As of December 31, 2001, we have rejoined the Jones International consolidated group for federal income tax purposes. We are currently negotiating a new tax sharing agreement with Jones International.

Satellite Services

        We have agreements to provide uplinking, playback, trafficking and related services to Jones International that terminate on December 31, 2004. We have the right to terminate the uplinking agreement upon 30-days' written notice. We received approximately $593,000 for these services for the year ended December 31, 2001.

Satellite Transponder Agreement

        We lease to Jones International one compressed channel on one of our satellite transponders. We have the right to terminate the lease at any time upon 30-days' written notice. The monthly payments may be adjusted periodically through the December 2004 expiration date based on the number of affiliate customers using the transponder. We received lease payments of approximately $937,000 for the year ended December 31, 2001.

Computer Services

        A subsidiary of Jones International provides computer hardware and software services and miscellaneous related support services to us and other parties related to Jones International. We paid service fees to this subsidiary of approximately $766,000 for the year ended December 31, 2001.

Office Lease and Sublease

        We lease and sublease office space in Englewood, Colorado from parties related to Jones International on a month-to-month basis. We paid rent and associated expenses under these leases and subleases of approximately $347,000 for the year ended December 31, 2001.

Administrative Services

        We reimburse Jones International and its related parties for certain administrative services provided by these companies, such as legal, accounting, purchasing and human resources services. Jones International and these related parties charge us for these services based upon an allocation of its personnel expense associated with providing these services. These allocated expenses totaled approximately $734,000 for the year ended December 31, 2001.

Loans from Jones International and Certain Members of Management

        In December 2001 and January 2002, we borrowed an aggregate of $2,635,000 from the persons listed below in the amounts set forth next to their names (the "Loans") and issued warrants to purchase an aggregate of 368,900 shares of our Class A Common Stock at $6.50 per share (the "Warrants") to the people listed below in the amounts set forth next to their names.

Lender	Amount Borrowed	Number of Shares Subject to Warrants
Jones International, Ltd.	$2,500,000	350,000
Ron Hartenbaum	$50,000	7,000
Gary Schonfeld	$50,000	7,000
Edith Hilliard	$25,000	3,500
Jeffrey C. Wayne	$10,000	1,400

        The terms of the Loans are as follows: (i) an interest rate of eleven and three quarters percent (11.75%); (ii) all payments are interest only, payable quarterly until maturity; and (iii) three year term. The Warrants are for five years.

        In connection with the loan from Jones International, Ltd., we obtained a fairness opinion from a third party.

        Messrs. Hartenbaum, Schonfeld and Wayne and Ms. Hilliard are officers and/or directors of one or more of our subsidiaries. Messrs. Wayne and Hartenbaum are two of our directors.

        The interest outstanding on Jones International's note as of December 31, 2001 was approximately $8,000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1)    Financial Statements and Report of Independent Public Accountants.

        (a)(2)    Schedules.

        (a)(3)    Exhibits.

        The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Number		Description
3.1		Articles of Incorporation of the Registrant.(1)
3.2		Amendment to the Registrant's Articles of Incorporation filed September 30, 1999.(4)
3.3		Amended and Restated Articles of Incorporation of the Registrant filed January 28, 2000.(3)
3.4		Amendment to the Registrant's Amended and Restated Articles of Incorporation of the Registrant filed December 22, 2000.(5)
3.5		Bylaws of the Registrant.(1)
4.1		Indenture, dated July 10, 1998, between the Registrant and United States Trust Company of New York.(1)
4.2		Form of Exchange Note is included as Exhibit A-3 to the Indenture.(1)
4.3		Pledge Agreement, dated July 10, 1998, among the Registrant, United States Trust Company of New York and others.(1)
4.4		Form of Subsidiary Guaranty is included as part of the Indenture.(1)
4.5		Form of Class A Common Stock certificate.(4)
10.1		1998 Stock Option Plan.(1)
10.2		Amendment No. 1 to the Registrant's 1998 Stock Option Plan.(3)
10.3		Form of Basic Incentive Stock Option Agreement.(1)
10.4		Form of Basic Non-Qualified Stock Option Agreement.(1)
10.5		Amendment No. 1 to Option Agreement dated February 10, 2000, between the Registrant and Jeffrey C. Wayne.(4)
10.6		Amendment No. 1 to Option Agreement dated February 10, 2000, between the Registrant and Jay B. Lewis.(4)
10.7		Purchase and Sale Agreement dated August 9, 1996, between Jones Global Group, Inc. and Jones International Networks, Ltd. (n/k/a JPN, Inc.).(1)
10.8		Exchange Agreement dated September 30, 1996, among Glenn R. Jones, Jones International, Ltd. and Jones International Networks, Ltd. (n/k/a JPN, Inc.).(1)
10.9		Agreement and its amendment, dated November 6, 1996 and April 1, 1997, respectively, between Glenn R. Jones and Jones International Networks, Ltd. (n/k/a JPN, Inc.).(1)
10.10	†	Second Amended and Restated Partnership Agreement of Product Information Network Venture dated April 1, 1997, among Jones Infomercial Network Ventures, Inc., Cox Consumer Information Network, Inc. and Adelphia Communications Corporation.(1)
10.11		Affiliate Agreement dated January 1, 1996, among Great American Country, Inc., Jones Programming Services, Inc. and Jones Intercable, Inc.(1)
10.12		Amended and Restated Affiliate Agreement dated August 1, 1994, between Jones Infomercial Networks, Inc. and Jones Intercable, Inc., together with an Assignment dated January 31, 1995, between Jones Infomercial Networks, Inc. and Jones Infomercial Network Ventures, Inc.(1)
10.13	†	Affiliate Agreement dated January 31, 1995, between Product Information Network Venture and Cox Communications, Inc.(1)
10.14	†	Affiliate Agreement as Amended, dated October 1, 1995 as amended effective April 1, 1997, between Product Information Network Venture and Adelphia Communications Corporation.(1)
10.15		Uplink Services Agreement dated January 1, 1995, among Jones Earth Segment, Inc., Jones Infomercial Networks, Inc., Jones Computer Network, Ltd., Mind Extension University, Inc. (n/k/a Knowledge TV, Inc.) and Jones Galactic Radio, Inc., together with a letter agreement dated June 10, 1998, between Jones Earth Segment, Inc. and Knowledge TV, Inc.(1)
10.16		Services Agreement dated January 1, 1995, among Jones Earth Segment, Inc., Jones Infomercial Networks, Inc., Jones Computer Network, Ltd. and Mind Extension University, Inc. (n/k/a Knowledge TV, Inc.), together with a letter agreement dated June 10, 1998, between Jones Earth Segment, Inc. and Knowledge TV, Inc.(1)
10.17		Transponder Licenses Agreement dated January 1, 1995, among Jones Space Segment, Inc., Jones Infomercial Networks, Inc. and Jones Computer Network, Ltd., together with a letter agreement dated June 10, 1998, between Jones Space Holdings, Inc. and Knowledge TV, Inc.(1)
10.18		Transponder Licenses Agreement dated January 1, 1995, among Jones Satellite Holdings, Inc., Jones Galactic Radio, Inc. and Mind Extension University, Inc. (n/k/a Knowledge TV, Inc.).(1)
10.19	†	C-3/C-4 Satellite Transponder Service Agreement dated July 28, 1989, between GE American Communications, Inc. and Jones Space Segment, Inc.(1)
10.20		Agreement dated June 2, 1998, among MediaAmerica, Inc., Ron Hartenbaum, Gary Schonfeld, Jones Network Holdings LLC and the Registrant.(1)
10.21		Post-Closing Agreement dated July 10, 1998, with MediaAmerica, Inc., Gary Schonfeld and Ron Hartenbaum.(1)
10.22		Employment Agreement dated July 10, 1998, between Ron Hartenbaum and the Registrant.(1)
10.23		Employment Agreement dated July 10, 1998, between Gary Schonfeld and the Registrant.(1)
10.24		Agreement dated as of June 15, 1999 among Broadcast Electronics, Inc., BEI Holding Corporation and the Registrant.(2)
10.25		Revolving Credit Facility dated as of July 29, 1999 between Bank of America, N.A. and the Registrant.(2)
10.26		Form of Registration Rights Agreement dated as of October 1, 1999 between the Registrant and certain holders of Series A Convertible Preferred Stock.(4)
10.27		Termination Agreement dated as of December 20, 2000 between Knowledge TV, LLC and the Registrant.(6)
10.28		Promissory Note and Warrant Agreement dated December 21, 2001, issued to Jones International, Ltd.
10.29		Promissory Note and Warrant Agreement dated January 28, 2002, issued to Ron Hartenbaum.
10.30		Promissory Note and Warrant Agreement dated January 28, 2002, issued to Gary Schonfeld.
10.31	Promissory Note and Warrant Agreement dated January 28, 2002, issued to Edith Hilliard.
10.32	Promissory Note and Warrant Agreement dated January 28, 2002, issued to Jeffrey C. Wayne.
21	Subsidiaries.
99.1	The Company's representation letter of Arthur Andersen LLP.

†
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

(5)
Incorporated by reference from the Registrant's Current Report on Form 8-K dated December 22, 2000.

(6)
Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(b)
Reports on Form 8-K

  None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JONES MEDIA NETWORKS, LTD.
Dated: March 25, 2002	By:	/s/ JEFFREY C. WAYNE Jeffrey C. Wayne President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 25, 2002	By:	/s/ GLENN R. JONES Glenn R. Jones Chairman of the Board of Directors
Dated: March 25, 2002	By:	/s/ JEFFREY C. WAYNE Jeffrey C. Wayne President and Director (Principal Executive Officer)
Dated: March 25, 2002	By:	/s/ JAY B. LEWIS Jay B. Lewis Group Vice President/Finance and Director (Chief Financial Officer)
Dated: March 25, 2002	By:	/s/ AMY MICKLES Amy Mickles Controller (Chief Accounting Officer)
Dated: March 25, 2002	By:	/s/ YRMA G. RICO Yrma G. Rico Director
Dated: March 25, 2002	By:	/s/ TIMOTHY J. BURKE Timothy J. Burke Director
Dated: March 25, 2002	By:	/s/ JAMES J. KREJCI James J. Krejci Director
Dated: March 25, 2002	By:	/s/ FRED A. VIERRA Fred A. Vierra Director
Dated: March 25, 2002	By:	/s/ RONALD HARTENBAUM Ronald Hartenbaum Director