Form 10-Q
period 2002-03-31
JONES MEDIA NETWORKS LTD
filed 2002-05-13
CIK 1067465

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002.

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
Registrant’s telephone number

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31, 2001	March 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,641,473	$2,454,071
Accounts receivable, net of allowance for doubtful accounts of $2,040,884 and $1,580,825, respectively	14,071,525	12,462,298
Prepaid expenses	537,690	506,091
Other current assets	1,151,923	1,226,215
Total current assets	23,402,611	16,648,675
Property and equipment, net	17,558,521	16,412,927
Goodwill (Note 6)	31,561,735	20,828,763
Other intangible assets, net	27,305,422	29,201,817
Deferred financing costs, net of accumulated amortization of $2,482,950 and $2,669,831, respectively	2,615,826	2,428,945
Other long-term assets	1,870,736	2,021,766
Total assets	$104,314,851	$87,542,893

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable-trade	$5,889,768	$5,189,210
Producers’ fees payable	5,964,409	5,033,354
Cable programming distribution payments payable	3,681,921	6,470,054
Accounts payable-Jones International, Ltd. (Note 2)	744,720	723,766
Accrued liabilities and other current liabilities	1,957,616	1,289,978
Interest payable	5,882,587	3,021,342
Capital lease obligations	29,106	24,498
Customer deposits and deferred revenues	962,433	883,660
Total current liabilities	25,112,560	22,635,862
LONG-TERM LIABILITIES:
Customer deposits and deferred revenues	626,314	566,759
Capital lease obligations	112,170	111,543
Notes payable to related parties (Note 5)	1,173,642	1,316,465
Other long-term liabilities	1,317,301	1,467,390
Senior secured notes	100,000,000	100,000,000
Total long-term liabilities	103,229,427	103,462,157
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	(836,615)	(761,580)
COMMITMENTS AND CONTINGENCIES:
Class A Common Stock subject to put, $0.01 par value, 136,540 shares authorized and outstanding (Note 4)	951,220	951,220
SHAREHOLDERS’ DEFICIT:
Series A Preferred Stock, $.01 par value: 1,918,000 shares authorized, issued and outstanding	23,975,000	23,975,000
Class A Common Stock, $.01 par value: 100,000,000 shares authorized; 5,329,463 shares issued and outstanding, respectively	53,295	53,295
Class B Common Stock, $.01 par value: 2,231,400 shares authorized, issued and outstanding	22,314	22,314
Additional paid-in capital	30,147,564	30,219,502
Accumulated deficit	(78,339,914)	(93,014,877)
Total shareholders’ deficit	(24,141,741)	(38,744,766)
Total liabilities and shareholders’ deficit	$104,314,851	$87,542,893

The accompany notes are an integral part of these unaudited consolidated financial statements.

JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2001	2002
Revenues, including revenues from affiliated entities of $344,124 and $424,512, respectively (Note 2)	$18,576,929	$18,625,791
Operating expenses, including charges from affiliated entities of $1,648,411 and $1,043,775, respectively (Note 2):
Operations	15,547,820	14,246,886
Selling and marketing	2,609,872	1,941,314
General and administrative	595,715	464,551
Depreciation and amortization	2,871,447	2,596,299
Total operating expenses	21,624,854	19,249,050
OPERATING LOSS	(3,047,925)	(623,259)
OTHER EXPENSE (INCOME):
Interest expense (Note 5)	3,124,380	3,284,635
Interest income	(230,284)	(19,159)
Other expense (income)	167,718	(19,246)
Total other expense, net	3,061,814	3,246,230
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(6,109,739)	(3,869,489)
Income tax provision (benefit)	26,843	(2,533)
LOSS BEFORE MINORITY INTEREST, CHANGE IN ACCOUNTING PRINCIPLE AND DISCONTINUED OPERATIONS	(6,136,582)	(3,866,956)
Minority interest in net income (loss) of consolidated subsidiaries	(433,231)	75,035
NET LOSS BEFORE CHANGE IN ACCOUNTING PRINCIPLE AND DISCONTINUED OPERATIONS	(5,703,351)	(3,941,991)
Loss from discontinued operations	(648,816)	—
NET LOSS BEFORE CHANGE IN ACCOUNTING PRINCIPLE	(6,352,167)	(3,941,991)
Cumulative effect of change in accounting principle — impairment of goodwill (Notes 1 and 6)	—	(10,732,972)
NET LOSS	$(6,352,167)	$(14,674,963)

ADJUSTMENTS TO ARRIVE AT COMPREHENSIVE LOSS	3,827	—
COMPREHENSIVE LOSS	$(6,348,340)	$(14,674,963)

BASIC LOSS PER COMMON SHARE:
Loss from continuing operations	$(0.74)	$(0.51)
Loss from discontinued operations	(0.09)	—
Cumulative effect of change in accounting principle	—	(1.40)
Net loss	$(0.83)	$(1.91)
DILUTED LOSS PER COMMON SHARE:
Loss from continuing operations	$(0.74)	$(0.51)
Loss from discontinued operations	(0.09)	—
Cumulative effect of change in accounting principle	—	(1.40)
Net loss	$(0.83)	$(1.91)
WEIGHTED AVERAGE COMMON SHARESOUTSTANDING:
Basic	7,697,403	7,697,403
Fully diluted	7,670,095	7,679,766

The accompany notes are an integral part of these unaudited consolidated financial statements.

JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,

	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,352,167)	$(14,674,963)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,880,724	2,596,299
Amortization of cable programming distribution payments	692,629	1,021,513
Amortization of deferred financing costs	186,881	186,881
Accretion of notes payable	—	79,761
Impairment of goodwill	—	10,732,972
Write-off of equipment and intangible assets	205,376	—
Minority interest in net income (loss) of consolidated subsidiary	(433,231)	75,035
Net change in assets and liabilities:
Decrease in accounts receivables, net	1,815,532	1,578,548
Increase in prepaid expenses and other current assets	(371,520)	(51,834)
Increase in other assets	(30,730)	(2,688)
Decrease in accounts payable	(105,513)	(700,558)
Decrease in producers’ fees payable	(288,788)	(931,055)
Increase (decrease) in accounts payable to Jones International, Ltd.	228,274	(20,954)
Decrease in interest payable	(2,937,500)	(2,861,245)
Increase (decrease) in deferred revenues	410,312	(78,773)
Decrease in accrued and other liabilities	(1,331,973)	(667,638)
Increase (decease) in customer deposits	21,232	(59,555)
Net cash used in operating activities	(5,410,462)	(3,778,254)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(616,692)	(252,397)
Proceeds from sale of available for sale securities	2,224,779	—
Cable programming distribution agreement payments	(1,289,760)	(1,286,306)
Purchase of intangible assets and programming	(79,633)	(210)
Net cash provided by (used in) investing activities	238,694	(1,538,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	—	(5,235)
Proceeds from notes payable to related parties	—	135,000
Net cash provided by financing activities	—	129,765

DECREASE IN CASH AND CASH EQUIVALENTS	(5,171,768)	(5,187,402)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,900,333	7,641,473

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,728,565	$2,454,071

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$5,875,000	$5,875,000
Income tax provision (benefit)	$26,843	$(2,533)

The accompany notes are an integral part of these unaudited consolidated financial statements.

JONES MEDIA NETWORKS, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This Form 10-Q is being filed by Jones Media Networks, Ltd. and its subsidiaries (collectively the “Company”).  The accompanying consolidated statements of financial position as of December 31, 2001 and March 31, 2002, the consolidated statements of operations for the three months ended March 31, 2001 and 2002, and the statements of cash flows for the three months ended March 31, 2001 and 2002, are unaudited.  This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the consolidated statements of financial position, consolidated statements of operations and consolidated statements of cash flows in conformity with generally accepted accounting principles.  However, in the opinion of management, these statements include all adjustments, consisting of normal recurring accruals and adoption of new accounting pronouncements, necessary for the fair presentation of results for these interim periods. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results to be expected for the entire year, or for any other interim period.

New Accounting Pronouncements— In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  These Statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish new standards for accounting for goodwill and other intangibles acquired in business combinations.  Goodwill continues to be recognized as an asset, but is not being amortized as previously required by APB Opinion No. 17, “Intangible Assets.”  Certain other intangible assets with indefinite lives, if present, may also be exempt from amortization.  Under SFAS No. 142, goodwill is assessed for impairment on an annual basis using a fair value approach and impairments, measured as the excess of carrying value over estimated fair value, are expensed.  The revised standard includes transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized.  The Company’s prospective financial statements could be significantly affected by the results of future periodic tests for impairment.  The Company adopted the new standards on January 1, 2002 by using the new methodology for measuring impairment prescribed by these pronouncements. As a result of its adoption of these new standards, the Company recognized a non-cash charge of approximately $10.7 million in the first quarter of 2002 relating to a partial write-down of the goodwill recorded as part of the MediaAmerica acquisition in 1998. See Note 6.

In April 2001, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a final consensus EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”), which was codified in EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” (“EITF 01-9”) in November 2001. EITF 01-9 is effective for the Company on January 1, 2002.  EITF 01-9 clarifies the statement of operations classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products.  The Company adopted the new standard on January 1, 2002, the effect of which resulted in the amortization of a portion of certain cable programming distribution payments previously classified as amortization expense, to be reflected as a reduction of revenues earned from that activity.  For the three months ended March 31, 2001 and 2002, the Company reflected approximately $147,000 and $150,000, respectively, of cable programming distribution payments previously classified as amortization expense as reduction of revenues.  In addition, amortization of the balance of the amortization of certain cable programming distribution payments has been reclassified to operations expense from depreciation and amortization.  For the three months ended March 31, 2001 and 2002, the Company reclassified approximately $546,000 and $872,000, respectively, from depreciation and amortization expense to operations expense.

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

Revenues—Jones Earth Segment, Inc. (“Earth Segment”), a wholly owned subsidiary of the Company, provides playback, editing, duplication, trafficking and uplinking services to its cable programming network affiliates and to third parties.   Earth Segment charges affiliates for its services using rates which are calculated to achieve a specified rate of return on its investment.  For the three months ended March 31, 2001 and 2002, Earth Segment charged Jones International and its affiliates approximately $143,000 and $146,000 respectively, for these services.

In addition, Jones Space Holdings (“Space Holdings”), a subsidiary of the Company, subleases satellite transponder capacity to Jones International and certain of its affiliates.  Satellite transponder lease revenues of approximately $201,000 and $279,000, were received from Jones International and its affiliates for the three months ended March 31, 2001 and 2002, respectively.

Operating Expenses—The Product Information Network Venture, (“PIN Venture”), a joint venture which is owned approximately 55 percent by the Company and 45 percent by Cox Consumer International Networks, Inc., a subsidiary of Cox Communications, Inc. (“Cox”), pays out a significant portion of the revenues generated by its infomercial programming in the form of system rebates to cable systems which enter into agreements to air such programming.  For the three months ended March 31, 2001 and 2002, the PIN Venture paid rebates to Cox of approximately $1,143,000 and $649,000, respectively, for system rebates.

The Company leases office space in Englewood, Colorado from affiliates of Jones International.  For the three months ended March 31, 2001 and 2002, the Company paid these affiliates approximately $96,000 and $72,000, respectively, for rent and associated expenses.

An affiliate of Jones International provides computer hardware and software support services to the Company.  For the three months ended March 31, 2001 and 2002, the Company paid the affiliate approximately $199,000 and $151,000, respectively, for such services.

The Company and its consolidated subsidiaries reimburse Jones International and its affiliates for certain allocated administrative expenses. These expenses generally consist of salaries, related benefits and other related costs. Allocations of personnel costs are generally based on actual time spent by employees of these affiliates with respect to the Company. For the three months ended March 31, 2001 and 2002, the Company reimbursed Jones International and its affiliates approximately $210,000 and $172,000, respectively.

In the normal course of business, Jones International (1) remits funds on behalf of the Company to third parties and affiliates in payment of products and services purchased by the Company, and (2) receives funds on behalf of the Company in payment for products and services provided by the Company.  These amounts are reimbursed from or to Jones International on a monthly basis.  The outstanding payable to Jones International and its affiliates at March 31, 2002 was approximately $724,000.

In the second quarter of 2002, the Company sold an unutilized tract of land to Jones International and received approximately $1,000,000 in cash proceeds.  This transaction is conditioned upon receipt of certain subdivision approvals, which we anticipate will be granted.

(3) NET LOSS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing the net earnings applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts the basic weighted average of common shares outstanding by the assumed redemption of shares subject to put in the periods in which such effect would have been dilutive.  The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS:

	For the Three Months March 31,
	2001	2002
Loss from continuing operations	$(5,703,351)	$(3,941,991)
Loss from discontinued operations	(648,816)	—
Loss from change in accounting principle	—	(10,732,972)
Net loss	$(6,352,167)	$(14,674,963)

Basic per share amount:
Continuing operations	$(0.74)	$(0.51)
Discontinued operations	(0.09)	—
Change in accounting principle	—	(1.40)
Total	$(0.83)	$(1.91)

Diluted per share amount:
Continuing operations	$(0.74)	$(0.51)
Discontinued operations	(0.09)	—
Change in accounting principle	—	(1.40)
Total	$(0.83)	$(1.91)

Weighted average shares for basic EPS	7,697,403	7,697,403
Less: shares subject to put	27,308	17,637
Weighted average shares for diluted EPS	7,670,095	7,679,766

(4) COMMITMENTS AND CONTINGENCIES

GAC Equity Agreement—In 1998, Great American Country and the Company entered into an equity affiliate agreement with a multiple cable system operator (“MSO”).  Pursuant to the terms of the agreement, the Company agreed to issue shares of Class A Common Stock to this MSO in return for this MSO providing Great American Country’s programming to no less than 550,000 of their subscribers by May 31, 1998 and an additional 150,000 subscribers by December 31, 1999.  The total number of shares of Class A Common Stock issued was based on the number of subscribers provided by this MSO.  As of December 31, 2000, 136,540 shares of Class A Common Stock had been issued.  No additional shares of Class A Common Stock are required to be issued to this MSO.   The value of the Class A Common Stock was recorded as an intangible asset upon execution of the affiliate agreement and upon issuance of the Class A Common Stock.  This intangible asset is being amortized using the straight-line method over the life of the contract (approximately 10 years).  Because of a put option granted to this MSO, the shares issued to this MSO are presented above the shareholders’ deficit section of the consolidated statements of financial position.

As noted above, this MSO was granted a put option on the Class A Common Stock issued, whereby, if as of December 31, 2001, the Company or its successor has not completed a public offering of its securities, the MSO would have the option to require the Company to buy back its Class A Common Stock.  As of March 31, 2002, the exercise price of the put option of approximately $951,000 is reflected above the shareholders’ deficit section of the consolidated statements of financial position.

In February 2002, this MSO exercised its put option and the Company purchased back the Class A Common Stock subject to put in the second quarter of 2002 for a price of approximately $951,000.

(5) NOTES PAYABLE TO RELATED PARTIES

On December 21, 2001, the Company issued an unsecured note to Jones International evidencing a loan to the Company in the amount of $2,500,000 that matures on December 21, 2004.  On January 28, 2002, the Company issued additional unsecured notes to certain officers of the Company for loans in the total amount of $135,000 that mature on January 28, 2005.  All of these unsecured notes bear interest at a fixed annual rate of 11¾ percent.  Interest on these notes is compounded quarterly and is payable in arrears at the end of each calendar quarter.  The Company may prepay all or a portion of these unsecured notes at any time without penalty.  The interest and principal outstanding on these unsecured notes as of March 31, 2002 were approximately $84,000 and $2,635,000, respectively.

In connection with the issuance of these unsecured notes, the Company also issued warrants to purchase the Company’s Class A Common Stock.  Warrants were issued to Jones International and certain officers of the Company to purchase 350,000 and 18,900 shares, respectively, of the Company’s Class A Common Stock at an exercise price of $6.50 per share.  These warrants will expire in December 2006 and January 2007, respectively.  The collective estimated fair value of the warrants was approximately $1,229,000 on the issuance date and was accounted for as a debt discount which reduced the carrying value of the debt.  The carrying value of these unsecured notes payable will accrete to its face value over the life of the notes using the effective interest method, which results in an effective annual rate of interest of approximately 37 percent.  For the period ended March 31, 2002, the Company recorded $80,000 in interest expense related to the accretion of this debt discount.

(6) NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. The Company evaluated its goodwill and intangibles acquired prior to June 30, 2001 using the criteria of SFAS No. 141, which did not result in any reclassification between other intangible assets and goodwill at January 1, 2002.  SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. The Company evaluated its intangible assets and believes that all such assets have determinable lives.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase, required to be completed by December 31, 2002, measures the impairment.  The Company completed both phases during the current quarter and as a result, the Company recognized a non-cash charge of approximately $10.7 million in the first quarter of 2002 relating to a partial write-down of the goodwill recorded as part of the MediaAmerica acquisition in 1998.  The fair value of MediaAmerica was estimated based on a number of factors including a multiple of EBITDA, prices of similar businesses and other factors. The charge reflects overall market changes since the acquisition in 1998, is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements.

In accordance with SFAS No. 142, the effect of the accounting change for goodwill amortization is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows:

	Three Months Ended March 31,
	2001	2002
	(in thousands, except per share amounts)
Net Loss:
Reported net loss	$(6,352)	$(14,675)
Goodwill amortization	248	—
Adjusted net loss	$(6,104)	$(14,675)
Basic loss per share:
Reported loss per share	$(0.83)	$(1.91)
Goodwill amortization	0.03	—
Adjusted net loss	$(0.80)	$(1.91)
Diluted loss per share:
Reported loss per share	$(0.83)	$(1.91)
Goodwill amortization	0.03	—
Adjusted net loss	$(0.80)	$(1.91)

For the three months ended March 31, 2002 no goodwill or other intangibles were acquired. The changes in the carrying amount of goodwill for the three months ended March 31, 2002, are as follows:

	Network Radio	Cable Television Programming	Satellite Services	Corporate	Total
	(in thousands)
Balance as of January 1, 2002	$29,045	$2,517	$—	$—	$31,562
Impairment losses	(10,733)	—	—	—	(10,733)
Balance as of March 31, 2002	$18,312	$2,517	$—	$—	$20,829

As of December 31, 2001 and March 31, 2002, the Company’s intangible assets and related accumulated amortization consisted of the following:

	As of December 31, 2001			As of March 31, 2002
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Cable programming distribution agreement payments	$21,687	$(6,431)	$15,256	$25,761	$(7,422)	$18,339
Personal service and consulting agreements	12,663	(6,680)	5,983	12,663	(7,247)	5,416
Investment in programming	2,369	(1,658)	711	2,369	(1,771)	598
Other	10,598	(5,243)	5,355	10,598	(5,749)	4,849
Net intangible assets	$47,317	$(20,012)	$27,305	$51,391	$(22,189)	$29,202

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is approximately $8,700,000, $8,400,000, $6,900,000, $3,900,000 and $1,300,000 respectively.

(7) UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the following wholly owned subsidiaries of the Company: JPN, Inc., Jones Direct, Ltd., Jones Space Holdings, Inc., Jones Earth

Segment, Inc., Jones Infomercial Networks, Inc., Jones Radio Holdings, Inc., Great American Country, Inc., Jones Galactic Radio, Inc., Jones Infomercial Network Ventures, Inc., Jones Galactic Radio Partners, Inc., Jones Radio Networks, Inc., Jones Audio Services, Inc., Jones Radio Network Ventures, Inc., Jones MediaAmerica, Inc., Jones Broadcast Programming, Inc., Jones MatchMedia, Inc.,  and Jones MAI Radio, Inc.  The only existing subsidiary of the Company that did not guarantee the Notes is the PIN Venture (the “Non-Guarantor Subsidiary”).

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

Sections 13 and 15(d) of the Securities Exchange Act of 1934 require presentation of the following supplemental condensed consolidating financial statements.  Presented below is condensed consolidating financial information for the Company and its subsidiaries as of and for the three months ended March 31, 2001 and 2002.

Unaudited Condensed Consolidating Statements of Operations – For the Three Months Ended March 31, 2001:

(in thousands)

	The Company	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elimination Entries	Reported
Revenues	$—	$13,302	$5,776	$(501)	$18,577
Operating expenses:
Operations	—	9,407	6,642	(501)	15,548
Selling and marketing	—	2,515	95	—	2,610
General and administrative	596	—	—	—	596
Depreciation and amortization	31	2,802	38	—	2,871
Total operating expenses	627	14,724	6,775	(501)	21,625
OPERATING INCOME (LOSS)	(627)	(1,422)	(999)	—	(3,048)
OTHER EXPENSE (INCOME):
Interest expense	3,124	—	—	—	3,124
Interest income	(165)	(34)	(31)	—	(230)
Equity share of loss (income) of subsidiaries	2,766	(2,231)	—	(535)	—
Other expense (income), net	—	168	—	—	168
Total other expense (income)	5,725	(2,097)	(31)	(535)	3,062
Income (loss) before income taxes and minority interest	(6,352)	675	(968)	535	(6,110)
Income tax provision	—	26	—	—	26
Income (loss) before minority interest	(6,352)	649	(968)	535	(6,136)
Minority interest in net loss of consolidated subsidiaries	—	—	—	(433)	(433)
NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(6,352)	649	(968)	968	(5,703)
Income from discontinued operations	—	(649)	—	—	(649)
NET INCOME (LOSS)	$(6,352)	$—	$(968)	$968	$(6,352)

Unaudited Condensed Consolidating Cash Flows – For the Three Months Ended March 31, 2001:

(in thousands)

	The Company	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elimination Entries	Reported
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,352)	$—	$(968)	$968	$(6,352)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash expenses	3,159	1,303	38	(968)	3,532
Net change in assets and liabilities	(3,463)	634	239	—	(2,590)
Net cash provided by (used in) operating activities	(6,656)	1,937	(691)	—	(5,410)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8)	(594)	(15)	—	(617)
Proceeds from the sale of available for sale securities	1,821	4	400	—	2,225
Cable programming distribution agreements payments	—	(1,289)	—	—	(1,289)
Purchase of intangible assets	—	(80)	—	—	(80)
Net cash provided by (used in) investing activities	1,813	(1,959)	385	—	239
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,843)	(22)	(306)	—	(5,171)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,178	1,127	1,595	—	14,900
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,335	$1,105	$1,289	$—	$9,729

Unaudited Condensed Consolidating Statements of Financial Position – As of March 31, 2002:

(in thousands)

	The Company	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elimination Entries	Reported
ASSETS:
Cash and cash equivalents	$891	$1,196	$367	$—	$2,454
Accounts receivable, net	—	11,269	1,193	—	12,462
Other current assets	56	1,676	—	—	1,732
Total current assets	947	14,141	1,560	—	16,648
Property and equipment	60	16,121	232	—	16,413
Intangible assets	2,431	47,600	—	—	50,031
Other long-term assets	14,180	(8,739)	—	(990)	4,451

Total assets	$17,618	$69,123	$1,792	$(990)	$87,543
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Accounts payable	$236	$1,764	$3,189	$—	$5,189
Cable programming distribution payments payable	—	6,470	—	—	6,470
Producers’ fees payable	—	5,033	—	—	5,033
Accrued liabilities	3,220	1,738	102	—	5,060
Other current liabilities	(50,769)	51,449	204	—	884
Total current liabilities	(47,313)	66,454	3,495	—	22,636
Senior secured notes	100,000	—	—	—	100,000
Other long-term liabilities	2,725	737	—	—	3,462
Total long-term liabilities	102,725	737	—	—	103,462
Minority interest	—	—	—	(761)	(761)
Class A Common Stock subject to put	951	—	—	—	951
Shareholders’ equity (deficit):
Series A Preferred Stock	23,975	—	—	—	23,975
Class A Common Stock	53	—	—	—	53
Class B Common Stock	22	—	—	—	22
General Partners’ Contributions	—	—	1,350	(1,350)	—
Additional paid-in capital	30,220	—	—	—	30,220
Retained earnings (deficit)	(93,015)	1,932	(3,053)	1,121	(93,015)
Total shareholders’ equity (deficit)	(38,745)	1,932	(1,703)	(229)	(38,745)
Total liabilities and shareholders’ equity (deficit)	$17,618	$69,123	$1,792	$(990)	$87,543

Unaudited Condensed Consolidating Statements of Operations – For the Three Months Ended March 31, 2002:

(in thousands)

	The Company	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elimination Entries	Reported
Revenues	$—	$12,823	$6,268	$(465)	$18,626
Operating expenses:
Operations	—	8,848	5,864	(465)	14,247
Selling and marketing	—	1,736	205	—	1,941
General and administrative	465	—	—	—	465
Depreciation and amortization	37	2,527	32	—	2,596
Total operating expenses	502	13,111	6,101	(465)	19,249
OPERATING INCOME (LOSS)	(502)	(288)	167	—	(623)
OTHER EXPENSE (INCOME):
Interest expense	3,280	5	—	—	3,285
Interest income	(12)	(7)	—	—	(19)
Equity share of loss (income) of subsidiaries	10,905	(10,997)	—	92	—
Other expense (income), net	—	(19)	—	—	(19)
Total other expense (income)	14,173	(11,018)	—	92	3,247
Income (loss) before income taxes and minority interest	(14,675)	10,730	167	(92)	(3,870)
Income tax provision	—	(3)	—	—	(3)
Income (loss) before minority interest	(14,675)	10,733	167	(92)	(3,867)
Minority interest in net loss of consolidated subsidiaries	—	—	—	75	75
NET INCOME (LOSS) BEFORE CHANGE IN ACCOUNTING PRINCIPLE	(14,675)	10,733	167	(167)	(3,942)
Loss from change in accounting principle	—	(10,733)	—	—	(10,733)
NET INCOME (LOSS)	$(14,675)	$—	$167	$(167)	$(14,675)

Unaudited Condensed Consolidating Cash Flows – For the Three Months Ended March 31, 2002:

(in thousands)

	The Company	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elimination Entries	Reported
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,675)	$—	$167	$(167)	$(14,675)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash expenses	10,179	4,315	32	167	14,693
Net change in assets and liabilities	(1,417)	(2,253)	(126)	—	(3,796)
Net cash provided by (used in) operating activities	(5,913)	2,062	73	—	(3,778)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(253)	—	—	(253)
Cable programming distribution agreements payments	—	(1,286)	—	—	(1,286)
Net cash provided by (used in) investing activities	—	(1,539)	—	—	(1,539)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	135	—	—	—	135
Repayment of capital lease obligations	—	(6)	—	—	(6)
Net cash provided by (used in) financing activities	135	(6)	—	—	129
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,778)	517	73	—	(5,188)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,669	679	294	—	7,642
CASH AND CASH EQUIVALENTS, END OF PERIOD	$891	$1,196	$367	$—	$2,454

(8) REPORTABLE SEGMENTS

The Company currently has four reportable segments: network radio, cable television programming, satellite services and general and administrative-corporate.  On September 30, 2001, the Company ceased all operations of the Internet advertising sales services business and wound up all aspects of this segment as of December 31, 2001.  The historical operating results have been segregated as “Discontinued Operations” below.

The Company’s reportable segments have been determined in accordance with the Company’s internal management structure.  The Company evaluates performance based on many factors, one of the primary measures is EBITDA.  Consolidated EBITDA represents operating income (loss) plus depreciation and amortization, plus amortization of cable programming distribution payments and excluding the EBITDA attributable to the minority interest in the PIN Venture, a consolidated 55.3%-owned subsidiary.

The following tables set forth the Company’s financial results by operating segments.

	Three Months Ended March 31,
	2001	2002
	(in thousands)
Revenues:
Network radio	$9,918	$9,385
Cable television programming	7,845	8,345
Satellite services	814	896
Total revenues	$18,577	$18,626

EBITDA:
Network radio	$905	$1,710
Cable television programming	(497)	937
Satellite services	704	813
Segment EBITDA	1,112	3,460
Reconciliation to operating income:
General and administrative — Corporate	(596)	(465)
Depreciation and amortization	(2,871)	(2,596)
Amortization of cable programming distribution payments	(693)	(1,022)

Total operating income (loss)	$(3,048)	$(623)

Reconciliation of segment EBITDA to total EBITDA:
Segment total	$1,112	$3,460
General and administrative — Corporate	(596)	(465)
Adjustment related to minority interest EBITDA	433	(89)
Total EBITDA before discontinued operations	949	2,906
Discontinued operations	(640)	—
Total EBITDA	$309	$2,906

	Three Months Ended March 31,
	2001	2002
	(in thousands)
Depreciation and amortization:
Network radio	$1,717	$1,558
Cable television programming	166	105
Satellite services	957	896

Segment total	2,840	2,559
General and administrative — Corporate	31	37
Segment total before discontinued operations	2,871	2,596
Discontinued operations	9	—

Total depreciation and amortization	$2,880	$2,596

Amortization of cable programming distribution payments:
Amortization reflected as a reduction of revenues	$147	$150
Amortization reported as operations expense	546	872
Total amortization of cable programming distribution payments	$693	$1,022

Capital expenditures:
Network radio	$192	$119
Cable television programming	64	131
Satellite services	339	3

Segment total	595	253
General and administrative — Corporate	8	—

Total before discontinued operations	603	253
Discontinued operations	14	—
Total capital expenditures	$617	$253

Cable television programming distribution agreements payments
Cable television programming	$1,289	$1,286

	As of March 31,
	2001	2002
	(in thousands)
Total assets:
Network radio	$38,032	$32,060
Cable television programming	17,369	25,934
Satellite services	15,443	11,931
Segment total	70,844	69,925
General and administrative — Corporate	38,096	17,618
Total assets before discontinued operations	108,940	87,543
Discontinued operations	246	—
Total assets	$109,186	$87,543

Segment EBITDA excludes intersegment transactions between the satellite services and cable programming segments for the satellite services provided to the PIN Venture and Great American Country for $1,046,000, and $1,302,000, for the three months ended March 31, 2001 and 2002, respectively.  Segment EBITDA differs from operating income (loss) of each of the segments by the amount of depreciation and amortization expenses of each segment.

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

Results of Operations

The following table sets forth the amount of, and percentage relationship to total net revenues of, certain items included in the Company’s historical unaudited consolidated statements of operations for the three months ended March 31, 2001 and 2002:

	Three Months Ended March 31,
	2001		2002
	(in thousands)
Revenues:
Network radio	$9,918	53%	$9,385	50%
Cable television programming	7,845	43	8,345	45
Satellite services	814	4	896	5

Total revenues	18,577	100	18,626	100

Operating expenses:
Network radio	10,730	57	9,233	49
Cable television programming	9,201	50	8,535	46
Satellite services	1,067	6	979	5

Segment total	20,998	113	18,747	100
General and administrative	627	3	502	3

Total operating expenses	21,625	116	19,249	103

Operating loss	(3,048)	(16)	(623)	(3)

Interest expense, net	2,894	16	3,266	18
Other expense (income), net	168	1	(19)	—
Income tax provision (benefit)	26	—	(3)	—
Minority interest	(433)	(2)	75	—

Loss before change in accounting principle and discontinued operations	(5,703)	(31)	(3,942)	(21)
Income from discontinued operations	(649)	(3)	—	—
Loss before change in accounting principle	(6,352)	(34)	(3,942)	(21)
Effect of change in accounting principle	—	—	(10,733)	(58)
Net loss	$(6,352)	(34)%	$(14,675)	(79)%

The following table sets forth EBITDA for the three months ended March 31, 2001 and 2002. EBITDA is unaudited and represents operating income (loss) plus depreciation and amortization, plus amortization of cable programming distribution agreement payments and excluding the EBITDA attributable to the minority interest in the PIN Venture, a consolidated 55.3%–owned subsidiary. Management acknowledges that EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles. However, EBITDA is a measure widely used by analysts and investors in the media industry to determine a company’s operating performance and ability to service and incur debt. EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

	For the Three Months Ended March 31,
	2001	2002
	(in thousands)
EBITDA:
Network radio	$905	$1,710
Cable television programming	(497)	937
Satellite services	704	813
Segment EBITDA	1,112	3,460
General and administrative	(596)	(465)
Adjustment related to minority interest EBITDA	433	(89)
EBITDA before discontinued operations	949	2,906
Discontinued operations	(640)	—
EBITDA	$309	$2,906

Three Months Ended March 31, 2001 to Three Months Ended March 31, 2002

Total Revenues.  Total revenues were flat at $18.6 million for the three months ended March 31, 2001 and 2002.

Total Operating Expenses.  Total operating expenses decreased $1.3 million, or 8%, from $15.5 million for the three months ended March 31, 2001 to $14.2 million for the three months ended March 31, 2002.  This decrease is due primarily to Company-wide cost-cutting measures implemented during the latter part of 2001, including reductions in personnel, travel, and other operating expenses, as well as the elimination of several network radio programs that no longer fit our longer-term strategy or profitability requirements.  This decrease was partially offset by an increase in amortization of cable programming distribution agreements.  As a percentage of total revenues, total operating expenses decreased from 84% for the three months ended March 31, 2001 to 76% for the three months ended March 31, 2002.

Selling and Marketing.  Selling and marketing expenses decreased $0.7 million, or 26%, from $2.6 million for the three months ended March 31, 2001 to $1.9 million for the three months ended March 31, 2002.  Beginning in the third quarter of 2001, steps were taken to decrease our marketing and promotional expenditures across all of our business segments.

General and Administrative.  General and administrative expenses decreased $0.1 million, or 22%, from $0.6 million for the three months ended March 31, 2001 to $0.5 million for the three months ended March 31, 2002. The decrease is due primarily to reductions in personnel expenses of our Internet administrative support operations.

Depreciation and Amortization.  Depreciation and amortization expenses decreased $0.3 million, or 10%, from $2.9 million for the three months ended March 31 2001 to $2.6 million for the three months ended March 31, 2002.   The decrease is due to the adoption of new accounting rules, the effect of which is that we no longer record amortization expense related to goodwill starting January 1, 2002.

Total Operating Loss.  Operating loss decreased $2.4 million, from an operating loss of $(3.0) million for the three months ended March 31, 2001 to an operating loss of $(0.6) million for the three months ended March 31, 2002, as a result of the factors stated above.

Total EBITDA from Continuing Operations.  EBITDA increased $1.9 million, or 206%, from $1.0 million for the three months ended  March 31, 2001, to $2.9 million for the three months ended March 31, 2002, as a result of the factors stated above.

Total Other Expense. Total other expense increased $0.2 million, or 6%, from $3.1 million for the three months ended March 31, 2001 to $3.3 million for the three months ended March 31, 2002 due to an increase in interest expense relating to the unsecured loans from Jones International, Ltd. and certain of our officers in late 2001 and early 2002 and a decrease in interest income.

Total Net Loss From Continuing Operations. Net loss from continuing operations decreased $1.8 million, or 31%, from $(5.7) million for the three months ended March 31, 2001 to $(3.9) million for the three months ended March 31, 2002, as a result of the factors stated above.

Loss From Discontinued Operations.  Loss from discontinued operations was $(0.7) million for the three months ended March 31, 2001.

Loss From Change in Accounting Principle.  Loss from change in accounting principle was $(10.7) million for the three months ended March 21, 2002. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.”   We adopted the new standard on January 1, 2002 by using the new methodology for measuring impairment prescribed by this pronouncement.  As a result of its adoption of this new standard, and based on our evaluation of the MediaAmerica assets we recognized a non-cash charge of approximately $10.7 million in the first quarter of 2002 relating to a partial write-down of the goodwill recorded as part of the MediaAmerica acquisition in 1998.

Total Net Loss. Net loss increased $8.3 million, or 131%, from $(6.4) million for the three months ended March 31, 2001 to $(14.7) million for the three months ended March 31, 2002, as a result of the factors stated above.

Network Radio

Revenues.  Network radio revenues decreased $0.5 million, or 5%, from $9.9 million for the three months ended March 31, 2001 to $9.4 million for the three months ended March 31, 2002.  This decrease in revenues is due primarily to the elimination in 2001 of certain radio program offerings that no longer fit our longer-term strategy or profitability requirements.  This decrease was partially offset by an increase in sell-out percentages realized in the first quarter of 2002 as compared to the same period in 2001 as well as revenue generated from the addition of several new radio programs in late 2001.

Expenses.  Network radio expenses decreased $1.5 million, or 14%, from $10.7 million for the three months ended March 31, 2001 to $9.2 million for the three months ended March 31, 2002. This decrease was primarily due to:

•             $0.6 million decrease in operating expenses from cost saving measures implemented during the latter part of 2001, including reductions in personnel, travel and other operating expenses, as well as the elimination of several unprofitable radio programs.  This decrease was partially offset by an increase in operating expenses related to addition of several new radio programs and services;

•             $0.5 million decrease in selling and marketing expenses primarily due to the elimination of several radio programs and cost-cutting measures implemented during the latter part of 2001 to decrease marketing and promotional expenditures;

•             $0.2 million decrease in depreciation and amortization expenses.  Due to the adoption of new accounting rules, we no longer recognize amortization expense related to goodwill, starting January 1, 2002.  The decrease in amortization expense of goodwill was partially offset by an increase in depreciation related to purchase of equipment to upgrade of certain radio programming studios, and new satellite receivers needed to transition many of our programs to a new satellite delivery platform; and

•             $0.2 million decrease in management, support costs and other.

As a percentage of network radio revenues, network radio expenses decreased from 108% for the three months ended March 31, 2001 to 98% for the three months ended March 31, 2002.  The decrease in network radio expenses as a percentage of network radio revenues is due primarily to a decrease in expenses related the Company-wide cost cutting measures implemented during the latter part of 2001, as well as the result of the expense factors stated above.

Our network radio advertising revenues are highly dependent upon the state of the advertising market and overall economic conditions.  While advertising rates and average sellout ratios for our network radio advertising have not fully recovered from the soft economic and advertising market conditions existing at the end of 2001, we have been encouraged by the level of sales activity seen thus far for the first and second quarters of 2002.  Based on this sales activity, we continue to be cautiously optimistic that our network radio revenues will continue to improve in the second half of 2002.  However, this is largely dependent on the advertising marketplace and overall economy stabilizing and improving marginally later in the year.

Operating Income (Loss).  Operating income (loss) decreased $1.0 million from operating loss of $(0.8) million for the three months ended March 31, 2001 to operating income of $0.2 million for the three months ended March 31, 2002 as a result of the factors stated above.

Segment EBITDA.  Segment EBITDA increased $0.8 million, or 89%, from $0.9 million for the three months ended March 31, 2001, to $1.7 million for the three months ended March 31, 2002 as a result of the factors stated above.

Cable Television Programming

Revenues.  Cable television programming revenues increased $0.5 million, or 6%, from $7.8 million for the three months ended March 31, 2001 to $8.3 million for the three months ended March 31, 2002.  This increase was due to the following:

•             PIN’s revenues increased $0.5 million, or 9%, due to higher average rates PIN earned for a daily block of infomercial inventory sold under a one-year advertising sales agreement entered into in mid-2001 as partially offset by a 2% decrease in PIN’s full-time equivalent subscribers (“FTRE”).   PIN’s FTRE decreased to 16.2 million FTREs at the end of March 31, 2002 as compared to 16.6 million FTREs at the end of March 31, 2001.

•             GAC’s revenues remained flat at $2.2 million for the three months ended March 31, 2001 and 2002.  Advertising revenues for GAC were flat due to weak national spot advertising conditions existing during the 1st quarter of 2002 as compared to 2001, as offset by infomercial advertising revenues earned during the quarter as a result of GAC airing infomercials on a limited basis during its overnight time periods beginning in the second half of 2001.  License fees charged to cable system operators who distribute GAC’s programming remain flat for the three months ended March 31, 2001 and 2002.

GAC’s subscribers (as reported by cable system and DBS operators) increased 39% to 17.5 million subscribers at the end of March 31, 2002 as compared to 12.6 million in 2001, an increase of 4.9 million subscribers.  Our ability to continue to increase GAC distribution is largely dependent on our ability to provide adequate financial incentives to cable operators, to obtain agreements with cable operators to carry GAC on their digital programming tiers and our ability to secure carriage with another DBS provider on terms that are acceptable to us. We anticipate GAC’s subscriber distribution will increase by approximately 20% in 2002, assuming there are no material system deletions.

Expenses.  Cable television programming expenses decreased $0.7 million, or 7%, from $9.2 million for the three months ended March 31, 2001 to $8.5 million for the three months ended March 31, 2002.  This was primarily due to:

•             a decrease of $0.6 million, or 10%, in rebates paid to cable systems receiving PIN due to a 2% decrease in FTREs, as well as due to PIN's efforts to reduce its affiliate rebate costs;

•             a decrease of $0.2 million in PIN’s programming expenses relating to a short-term agreement to distribute PIN’s programming with a DBS provider beginning in March 2001 that was subsequently terminated in August 2001;

•             a decrease of $0.1 million in GAC’s programming expenses;

•             a decrease of $0.1 million in Internet programming and content expenses for the GAC companion website; as partially offset by:

•             an increase of $0.2 million in amortization of cable programming distribution agreements payment caused by an increase in the number of GAC’s subscribers;

•             an increase of $0.1 million in PIN’s selling and marketing expenses.

As a percentage of cable television programming revenues, cable television programming expenses decreased from 117% for the three months ended March 31, 2001 to 102% for the three months ended March 31, 2002. The decrease in cable television programming expenses as a percentage of cable television programming revenues is due primarily to lower PIN rebate costs and an increase in advertising revenues due to higher rates charged by PIN in the first quarter of 2002, as compared to same period in 2001.

For the three months ended March 31, 2001 and 2002, PIN paid rebates equivalent to approximately 99% and 82%, respectively, of its revenues to cable system and DBS operators receiving its programming.  This decrease in rebates relative to revenues was due to our continuing effort to restore PIN to profitability during this difficult advertising market.  PIN has been reducing rebate costs through negotiating lower rebate rates with PIN’s cable system affiliates.  While we are continuing to take certain measures to decrease PIN rebate costs, including negotiating lower rebates with cable system operators as their carriage agreements come up for renewal, there can be no assurance that we will be able to reduce these costs to the mid 70% range we have achieved in the past unless and until the long-form advertising marketing improves significantly or new sources of revenues are realized.

Operating Loss.  Operating loss decreased $1.2 million, from an operating loss of $(1.4) million for the three months ended March 31, 2001 to an operating loss of $(0.2) million for the three months ended March 31, 2002 as a result of the factors stated above.

Segment EBITDA.  Segment EBITDA before the exclusion of EBITDA attributable to the PIN Venture’s minority interest, increased $1.4 million, from $(0.5) million for the three months ended March 31, 2001, to $0.9 million for the three months ended March 31, 2002 as a result of the factors stated above.

Satellite Services

Revenues.  Satellite services revenues increased $0.1 million, or 10%, from $0.8 million for the three months ended March 31, 2001 to $0.9 million for the three months ended March 31, 2002.  This increase is due primarily to increased satellite services fees charged to an affiliated party.

Expenses.  Satellite services expenses decreased $0.1 million, or 8%, from $1.1 million for the three months ended March 31, 2001 to $1.0 million for the three months ended March 31, 2002.  This decrease is primarily due to cost savings realized as a result of the cost-cutting measures implemented in the latter part of 2001.  As a percentage of satellite services revenues, satellite services expenses decreased from 131% for the three months ended March 31, 2001 to 109% for the three months ended March 31, 2002.

In the second quarter of 2002, we negotiated a one-time termination fee of $3.5 million in payment of all of our parent company’s remaining satellite service commitments.  We anticipate closing on this transaction in the second quarter of 2002.

The leasing of capacity on our C-3 transponder is subject to a numbers of factors, including cable network demand and general availability of transponder space.  There can be no assurance that we will be successful in leasing our excess satellite transponder capacity.

Operating Loss.  Operating loss decreased $0.2 million from an operating loss of $(0.3) million for the three months ended March 31, 2001 to an operating loss of $(0.1) million for the three months ended March 31, 2002 as a result of the factors stated above.

Segment EBITDA.  Segment EBITDA increased $0.1 million, or 15%, from $0.7 million for the three months ended March 31, 2001, to $0.8 million for the three months ended March 31, 2002, as a result of the factors stated above.

Our satellite transponders will be available to allow distribution of television programming until early 2005, at which time we will be required to migrate our programming over to new satellite transponder space.  During 2002, we will address our future replacement satellite capacity needs for our cable networks and begin the negotiation process to secure this replacement satellite capacity.

Discontinued Operations

In 2000, we began offering Internet advertising sales services with initial focus on streaming media advertising.  We developed a sales and technology infrastructure to seek to grow this business, as this new advertising medium appeared to gain momentum.  The success of this business was highly dependent upon our ability to reach a sufficient audience and to aggregate, target and accurately measure such audience (through still-emerging technologies) in a way that would be attractive to national advertisers.  Due to a number of developments which adversely affected streaming media advertising, management decided to close down this business entirely in the third quarter of 2001.  On September 30, 2001, the Company ceased all operations of the Internet Advertising Sales Services business and wound up all aspects of this segment as of December 31, 2001.

Liquidity and Capital Resources

Since our inception, we have incurred net losses, primarily as a result of expenses associated with developing and launching our programming networks, as well as financing costs. For the three months ended March 31, 2001 and 2002, we incurred net losses of $(6.4) million and $(14.7) million, respectively.  Net cash used in operating activities for the three months ended March 31, 2001 and 2002 was $(5.4) million and $(3.8) million, respectively.

The implementation of our growth strategies depends on a number of factors, including the availability of cash generated from operations and available cash balances, and may require additional equity and/or debt financings. The indenture which governs our outstanding notes permits secured borrowings of up to $20.0 million.  We do not have a credit facility in place which would make available such borrowings, nor do we believe such a facility is currently available to us on acceptable terms.  We had cash and cash equivalents of $2.5 million as of March 31, 2002.

Our operating results and liquidity position were significantly adversely affected by the unfavorable advertising market conditions existing during 2001 including the adverse impact of the events of September 11 and the weakened domestic economy, as well as by the substantial cable distribution payments made by GAC to drive its significant subscriber growth in 2001.  During 2002, we expect to generate sufficient cash flow to fund our debt service and capital expenditures.  However, we do not anticipate generating sufficient cash flow to fund our projected GAC cable programming distribution payments, which include amounts that we are contractually obligated to pay for certain new incremental subscriber growth unless additional steps are taken to improve our liquidity.  We believe that these arrangements are critical to future growth in our cable television programming business.

In an effort to meet these liquidity requirements, we are moving to implement a number of steps to improve our liquidity position going forward in 2002.  These steps include:

•           First, identifying and exploiting new sources of revenue.  We have identified new advertising revenue streams in our network radio business which we believe have significant potential.  We began deriving revenues from these new sources late in the first quarter.  To develop these revenue streams, we will be hiring some additional sales staff within our network radio advertising sales group.

•                                          Second, continuing to identify opportunities to further stream-line certain functions of our operations, resulting in increased efficiencies and further cost savings.  These cost savings should exceed $1.5 million for 2002.

•                                          Third, seeking to sell one or more assets, which in the aggregate would not constitute a major portion of the Company’s total assets,

•                                          Fourth, we will also continue to seek additional financing from third parties.

To the extent that our liquidity needs are not met by such measures, our parent company has made a limited commitment to provide us with additional cash or cash liquidity through March 31, 2003.  While our parent has significant resources, there is no obligation for it to provide similar assistance to us in the future.  To date, the following transactions with our parent company have occurred or are anticipated to occur:

•                                          In the second quarter of 2002, the Company sold an unutilized tract of land to our parent company for approximately $1.0 million. The transaction is conditioned upon receipt of certain subdivision approvals, which we anticipate will be granted;

•                                          In the second quarter of 2002, the Company negotiated a one-time termination fee of $3.5 million in payment of all of our parent company’s remaining satellite service commitments.  The Company anticipates closing on this transaction in the second quarter of 2002.  The net revenue and EBITDA effect of this transaction has been reflected in the guidance below;

•                                          The Company anticipates borrowing approximately $2.4 million in the second quarter of 2002 from our parent company under similar terms as the $2.5 million unsecured loan from our parent company in the fourth quarter of 2001;

•                                          Equity and/or debt financing or other transactions with our parent company may also be pursued.

We believe that our existing cash balances and cash flow forecasted to be generated by our operations and the cash or cash liquidity available under the limited commitment from our parent company will be sufficient to fund our operational needs, including debt service costs, capital expenditures, and cable programming distribution payments, through the end of 2002, including our January 1, 2003 interest payment.  However, in the event economic and advertising conditions during 2002 materially fall short of management’s current expectations, there can be no guarantee that these aforementioned courses of action and the cash or cash liquidity available under our parent company’s limited commitment would provide us with sufficient liquidity to meet the funding needs of our operations in 2002.

Investing Activities

For the three months ended March 31, 2001 and 2002, net cash provided by (used in) investing activities was $0.2 million and $(1.5) million, respectively.

Our investing activities for the three months ended March 31, 2002 consisted primarily of the following:

•                  $(1.3) million in cable programming distribution agreement payments for GAC; and

•                  $(0.2) million for the purchase of property and equipment.

Our investing activities for the three months ended March 31, 2001 consisted primarily of the following:

•                  $2.2 million proceeds from the sale of available for sale securities;

•                  $(1.3) million in cable programming distribution agreement payments for GAC;

•                  $(0.6) million for the purchase of property and equipment; and

•                  $(0.1) million to purchase certain radio programs and other intangible assets.

Total capital expenditures for the balance of 2002 are estimated to be approximately $0.7 million, which will be used primarily to upgrade certain cable television and radio related earth station equipment, satellite receivers and to purchase computer hardware and software.  Total cable programming distribution agreement payments for GAC for the balance of 2002 are estimated to be approximately $7.7 million.

Financing Activities

For the three months ended March 31, 2001 and 2002, net cash used in financing activities was $0 million and $0.1 million, respectively.

On January 28, 2002, we issued unsecured notes to certain of our officers for cash loans in the total amount of $135,000 maturing on January 28, 2005.  These unsecured notes bear interest at a fixed annual rate of 11¾ percent.  Interest on these unsecured notes is compounded quarterly and is payable in arrears at the end of each calendar quarter.  We may prepay all or a portion of these unsecured notes at anytime without penalty.

In connection with the issuance of these unsecured notes, we also issued warrants to purchase 18,900 shares of our Class A Common stock at an exercise price of $6.50 per share.  These warrants will expire in January 2007.  The estimated fair value of approximately $63,000 for these warrants issued in January was accounted for as a debt discount which reduced the carrying value of the related $135,000 debt.  The carrying value of the debt will accrete to its face value over the life of the notes using the effective interest method.

In the first quarter of 2002, we received notification from an MSO affiliate of GAC of its election to exercise its put option under an equity affiliate agreement whereby we will be required to purchase back the shares of Class A Common Stock that were issued to the MSO.  The purchase price of these shares, which is equivalent to the license fees that otherwise would have been waived under a standard GAC distribution agreement, is approximately $951,000.  We paid this amount early in the second quarter of 2002.

2002 Guidance for Second Quarter and the Year

The following information provided below represents guidance on anticipated operating results of the Company and its businesses for the second quarter as well as revised guidance for the entire year. The following guidance represents “forward-looking statements” within the meaning of the federal securities laws and is subject to the safe harbor under those laws, and is based on management’s assumption that the current network radio and cable television advertising environments will continue to recover in the second half of 2002 and not worsen from current levels.  The guidance below is also dependent upon the Company’s ability to fund its operations and financial commitments in 2002, including the payment of interest on its Senior Secured Notes, by taking one or more additional measures that management is currently pursuing or has already implemented as described under “Liquidity and Capital Resources.”

	2nd Quarter	Year 2002
	(in thousands)
Revenues:
Network Radio	$11,500	$43,000
Cable Television Programming	8,300	33,000
Satellite Services	4,200	6,000
Total Revenues	$24,000	$82,000

EBITDA :
Network Radio	$3,100	$11,000
Cable Television Programming*	700	3,000
Satellite Services	4,100	5,500
Corporate G&A	(600)	(2,000)
Total EBITDA	$7,300	$17,500

Other 2002 Guidance Disclosures:
Capital expenditures	$300	$1,000

Cable programming distribution payments	$1,900	$9,000

*Reflects EBITDA effect net of PIN minority interest

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial market prices. We are exposed to market risk through interest rates. This exposure is directly related to our normal funding and investing activities.

As of March 31, 2002, none of our current liabilities was subject to changes in interest rates.

ITEM 5: OTHER MATERIALLY IMPORTANT EVENTS

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a)        Exhibits

None

b)       Reports on Form 8-K

Form 8-K, Item 5. Other Events, filed on February 1, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JONES MEDIA NETWORKS, LTD.

By:

/s/ Jeffery C. Wayne
Jeffery C. Wayne
President

Dated: May 10, 2002

By:

/s/ Jay B. Lewis
Jay B. Lewis
Group Vice President/Finance
(Principal Financial Officer)

Dated: May 10, 2002